Form 10-Q
period 2021-06-30
Dune Acquisition Corp
filed 2021-08-16
CIK 1817232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 17,250,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Dune Acquisition Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

DUNE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$326,464	$941,242
Prepaid expenses	229,033	316,989
Total current assets	555,497	1,258,231
Investments held in Trust Account	172,501,493	172,511,212
Total Assets	$173,056,990	$173,769,443

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$33,995	$332,263
Due to related party	18,335	-
Accrued expenses	145,000	70,000
Franchise tax payable	55,868	106,899
Total current liabilities	253,198	509,162
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	10,780,000	14,580,610
Total liabilities	17,070,698	21,127,272

Commitments and Contingencies

Class A common stock, $0.0001 par value; 15,098,629 and 14,764,217 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	150,986,290	147,642,170

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,151,371 and 2,485,783 shares issued and outstanding (excluding 15,098,629 and 14,764,217 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	215	249
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	3,937,261	7,281,347
Retained earnings (accumulated deficit)	1,062,095	(2,282,026)
Total stockholders’ equity	5,000,002	5,000,001
Total Liabilities and Stockholders’ Equity	$173,056,990	$173,769,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$230,326	$365,283
General and administrative expenses - related party	30,000	60,000
Franchise tax expense	49,863	100,029
Total operating expenses	(310,189)	(525,312)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(2,406,020)	3,800,610
Interest earned in operating account	10	24
Income on investments held in Trust Account	6,671	68,799
Income (loss) before income tax expense	(2,709,528)	3,344,121
Income tax benefit	(2,515)	-
Net income (loss)	$(2,707,013)	$3,344,121

Weighted average shares outstanding of Class A common stock	17,250,000	17,250,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00
Weighted average shares outstanding of Class B common stock	4,312,500	4,312,500
Basic and diluted net income (loss) per share, Class B common stock	$(0.63)	$0.78

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2021

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	2,485,783	$249	4,312,500	$431	$7,281,347	$(2,282,026)	$5,000,001
Common stock subject to possible redemption	(605,113)	(61)	-	-	(6,051,069)	-	(6,051,130)
Net income	-	-	-	-	-	6,051,134	6,051,134
Balance - March 31, 2021 (Unaudited)	1,880,670	188	4,312,500	431	1,230,278	3,769,108	5,000,005
Common stock subject to possible redemption	270,701	27	-	-	2,706,983	-	2,707,010
Net loss	-	-	-	-	-	(2,707,013)	(2,707,013)
Balance - June 30, 2021 (Unaudited)	2,151,371	$215	4,312,500	$431	$3,937,261	$1,062,095	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net income	$3,344,121
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,800,610)
Income on investments held in Trust Account	(68,799)
Interest withdrawn from Trust Account	78,518
Changes in operating assets and liabilities:
Prepaid expenses	87,956
Accounts payable	(298,268)
Due to related party	18,335
Accrued expenses	75,000
Franchise tax payable	(51,031)
Net cash used in operating activities	(614,778)

Net change in cash	(614,778)

Cash - beginning of the period	941,242
Cash - end of the period	$326,464

Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to possible redemption	$(3,344,120)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from June 18, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Public Offering”), described below, and since the closing of the Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in the Trust Account.

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

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $326,000 in cash in its operating account and working capital of approximately $358,000 (excluding tax obligations of approximately $56,000 that may be paid using investment income earned in the Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $31,000 under the Note (Note 4). The Company repaid the loan in full on December 22, 2020. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period ended June 30, 2021. Operating results for the period ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any period thereafter and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on June 21, 2021.

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. To date, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

The warrants to purchase Class A common stock issued in connection with the IPO (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial fair value of the Public Warrants have been measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants were estimated using Black-Scholes. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, a total of 15,098,629 and 14,764,217 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 13,475,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$6,671	$68,799
Less: Company’s portion available to be withdrawn to pay taxes	(6,671)	(68,799)
Net income attributable to Class A common stock	$-	$-
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	17,250,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$(2,707,013)	$3,344,121
Net income allocable to Class A common stock	-	-
Net income (loss) attributable to Class B common stock	$(2,707,013)	$3,344,121
Denominator: Weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500
Basic and diluted net income (loss) per share, Class B common stock	$(0.63)	$0.78

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will reimburse an affiliate of the Sponsor for office space, utilities and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $10,000 per month. The administrative services fee commenced on September 25, 2020. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in administrative services expenses under this agreement, respectively. As of June 30, 2021 and December 31, 2020, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

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

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

6. Derivative Warrant Liabilities

As of both June 30, 2021 and December 31, 2020, the Company had 8,625,000 and 4,850,000 Public Warrants and Private Placement Warrants outstanding, respectively.

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

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7. Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 2,151,371 and 2,485,783 shares of Class A common stock issued or outstanding, excluding 15,098,629 and 14,764,217 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding (see Note 4).

8. Fair Value Measurements

As of December 31, 2020, both the Public and Private Placement Warrants were measured utilizing a Monte Carlo simulation model. Subsequently, the Public Warrants have been measured at fair value utilizing their listed trading price and the Private Placement Warrants have been measured utilizing a Modified Black-Scholes model.

For the three and six months ended June 30, 2021, the Company recognized a loss and a gain to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of $2.4 million and an increase in the fair value of the liabilities of $3.8 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statement of operations. The estimated fair values of the Private Placement Warrants and the Public Warrants at December 31, 2020 were determined utilizing Level 3 inputs. Inherent in a Monte Carlo simulation and Modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$172,501,493	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$6,900,000	$-	$-
Derivative warrant liabilities - Private	$-	$-	$3,880,000

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$172,511,212	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$-	$-	$9,249,400
Derivative warrant liabilities - Private	$-	$-	$5,331,210

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in February 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Unit price	$10.18	$10.25
Volatility	12.5%	17.7%
Stock price	$9.78	$9.71
Expected life of the options to convert (years)	5.97	6.47
Risk-free rate	1.03%	0.57%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$14,580,610
Transfer out of Level 3, Public Warrants start trading	(5,354,620)
Change in fair value of derivative warrant liabilities	(6,206,630)
Derivative warrant liabilities at March 31, 2021	3,019,360
Change in fair value of derivative warrant liabilities	860,640
Derivative warrant liabilities at June 30, 2021	$3,880,000

9. Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

For the three months ended June 30, 2021, we had a net loss of approximately $2.7 million, which consisted of $2.4 million in non-operating loss from the change in fair value of derivative warrant liabilities, approximately $230,000 in general and administrative expenses, $30,000 in general and administrative expenses – related party, and approximately $50,000 in franchise tax, partially offset by income on investments held in Trust Account of approximately $7,000.

For the six months ended June 30, 2021, we had a net income of approximately $3.3 million, which consisted of $3.8 million in non-operating gain from the change in fair value of derivative warrant liabilities and income on investments held in Trust Account of approximately $69,000, offset by approximately $365,000 in general and administrative expenses, $60,000 in general and administrative expenses – related party, and approximately $100,000 in franchise tax.

Liquidity and Going Concern

As of June 30, 2021, we had approximately $326,000 in cash in our operating account and working capital of approximately $358,000 (excluding tax obligations of approximately $56,000 that may be paid using investment income earned in the Trust Account).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Founders Shares, and loan proceeds from our Sponsor of approximately $31,000 under the Note. We repaid the loan in full on December 22, 2020. Subsequent from the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

As of June 30, 2021, we did not have any long-term debt, capital or operating lease obligations. We entered into an administrative services agreement in which the Company will pay the Sponsor for office space and secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

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

The warrants to purchase Class A common stock issued in connection with the IPO (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial fair value of the Public Warrants have been measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants were estimated using Black-Scholes. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, a total of 15,098,629 and 14,764,217 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 13,475,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangement

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

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

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act and determined that our disclosure controls and procedures were not effective as of June 30, 2021 due solely to the material weakness in our internal control over financial reporting relating to our reclassification of our warrants as components of equity instead of derivative liabilities, our Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the fiscal year ended December 31, 2020. This material weakness was identified and discussed in our Form 10-K/A for the year ended December 31, 2020.

Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

In light of the material weakness described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUNE ACQUISITION CORPORATION

Date: August 16, 2021	By:	/s/ Carter Glatt
		Name:	Carter Glatt
		Title:	Chief Executive Officer
(Principal Executive Officer)