Form 10-Q
period 2021-09-30
Dune Acquisition Corp
filed 2021-11-12
CIK 1817232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 17,250,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Dune Acquisition Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

DUNE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$240,149	$941,242
Prepaid expenses	158,640	316,989
Total current assets	398,789	1,258,231
Investments held in Trust Account	172,521,417	172,511,212
Total Assets	$172,920,206	$173,769,443

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$26,196	$332,263
Accrued expenses	145,000	70,000
Due to related party	28,390	-
Franchise tax payable	106,279	106,899
Total current liabilities	305,865	509,162
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	8,758,750	14,580,610
Total liabilities	15,102,115	21,127,272

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	172,500,000	172,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	-	-
Accumulated deficit	(14,682,340)	(19,858,260)
Total stockholders’ deficit	(14,681,909)	(19,857,829)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$172,920,206	$173,769,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For The Period From June 18, 2020 (inception) Through September 30,
	2021	2020	2021	2020

General and administrative expenses	$128,964	$268	$494,223	$768
General and administrative expenses - related party	30,000	-	90,000	-
Franchise tax expense	50,411	-	150,440	-
Total operating expenses	(209,375)	(268)	(734,663)	(768)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,021,250	-	5,821,860	-
Income on investments held in Trust Account	19,924	-	88,723	-
Total other income (expenses)	2,041,174	-	5,910,583	(768)
				-
Net income (loss)	$1,831,799	$(268)	$5,175,920	$(768)

Weighted average shares outstanding of Class A common stock, basic and diluted	17,250,000	-	17,250,000	-
Basic and diluted net income per share, Class A common stock	$0.08	$-	$0.24	$-
Weighted average shares outstanding of Class B common stock, basic and diluted	4,312,500	3,750,000	4,312,500	3,750,000
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.00)	$0.24	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020 (audited)	-	$-	4,312,500	$431	$-	$(19,858,260)	$(19,857,829)
Net income	-	-	-	-	-	6,051,134	6,051,134
Balance - March 31, 2021	-	-	4,312,500	431	-	(13,807,126)	(13,806,695)
Net loss	-	-	-	-	-	(2,707,013)	(2,707,013)
Balance - June 30, 2021	-	-	4,312,500	431	-	(16,514,139)	(16,513,708)
Net income	-	-	-	-	-	1,831,799	1,831,799
Balance - September 30, 2021	-	$-	4,312,500	$431	$-	$(14,682,340)	$(14,681,909)

	For The Period From June 18, 2020 (inception) Through September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	4,312,500	431	24,569	-	25,000
Net loss	-	-	-	-	-	(768)	(768)
Balance - September 30, 2020	-	$-	-	$-	$-	$(768)	$24,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For The Period From June 18, 2020 (inception) Through September 30, 2020

Cash Flows from Operating Activities:
Net income	$5,175,920	$(768)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,821,860)	-
Income on investments held in Trust Account	(88,723)	-
Changes in operating assets and liabilities:
Prepaid expenses	158,349	-
Accounts payable	(306,067)	216
Due to related party	28,390	-
Accrued expenses	75,000	552
Franchise tax payable	(620)	-
Net cash used in operating activities	(779,611)	-

Cash Flows from Investing Activities:
Investment income released from Trust Account	78,518	-
Net cash provided by investing activities	78,518	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Net cash provided by financing activities	-	25,000

Net change in cash	(701,093)	25,000

Cash - beginning of the period	941,242	-
Cash - end of the period	$240,149	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$22,420
Offering costs included in accrued expenses	$-	$252,373

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from June 18, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Public Offering”), described below, and since the closing of the Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in the Trust Account.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. However, in no event will the Company redeem the Class A Common Stock included in the Units sold in the Public Offering (the “public shares”) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $240,000 in cash in its operating account and working capital of approximately $199,000.

The Company’s liquidity needs prior to the consummation of the Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $31,000 under the Note (Note 4). The Company repaid the loan in full on December 22, 2020. Subsequent from the consummation of the Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Public Offering and the Private Placement held outside of the Trust Account.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period ended September 30, 2021. Operating results for the period ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any period thereafter and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on June 21, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A Common Stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, the Charter provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A Common Stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A Common Stock at the Public Offering resulted in a decrease of approximately $5.6 million in additional paid-in capital and an increase of approximately $15.4 million to accumulated deficit, as well as a reclassification of 2,096,876 shares of Class A Common Stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

The impact of the revision to the audited balance sheet as of December 31, 2020 and unaudited condensed balance sheets as of March 31, 2021 and June 30, 2021, is a reclassification of $27.4 million, $21.3 million and $24.0 million, respectively, from accumulated deficit to Class A Common Stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, and net income (loss). In connection with the change in presentation for the Class A Common Stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. To date, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Public Offering. Offering costs are allocated to the separable financial instruments issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the public shares were charged against the carrying value of the shares of Class A common stock upon the completion of the Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants to purchase Class A common stock issued in connection with the IPO (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial fair value of the Public Warrants have been measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants were estimated using Black-Scholes. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Public Offering, 17,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Public Offering and the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 13,475,000 shares of Class A common stock in the calculation of diluted income (loss) per share of common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share of common stock for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock:
Numerator:
Allocation of net income	$1,465,439	$366,360	$4,140,736	$1,035,184

Denominator:
Basic and diluted weighted average common shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500

Basic and diluted net income per share of common stock	$0.08	$0.08	$0.24	$0.24

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will reimburse an affiliate of the Sponsor for office space, utilities and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $10,000 per month. The administrative services fee commenced on December 22, 2020. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in administrative services expenses under this agreement, respectively. As of September 30, 2021 and December 31, 2020, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.

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

6. Derivative Warrant Liabilities

As of both September 30, 2021 and December 31, 2020, the Company had 8,625,000 and 4,850,000 Public Warrants and Private Placement Warrants outstanding, respectively.

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7. Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 17,250,000 shares of Class A common stock issued and outstanding, all of which Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding (see Note 4).

8. Fair Value Measurements

As of December 31, 2020, both the Public and Private Placement Warrants were measured utilizing a Monte Carlo simulation model. Subsequently, the Public Warrants have been measured at fair value utilizing their listed trading price and the Private Placement Warrants have been measured utilizing a Modified Black-Scholes model.

For the three and nine months ended September 30, 2021, the Company recognized a gain from a decrease in the fair value of liabilities of $2.0 million and $5.8 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statement of operations. The estimated fair values of the Private Placement Warrants and the Public Warrants at December 31, 2020 were determined utilizing Level 3 inputs. Inherent in a Monte Carlo simulation and Modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury securities	$172,521,417	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$5,606,250	$-	$-
Derivative warrant liabilities - Private	$-	$-	$3,152,500

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury securities	$172,511,212	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$-	$-	$9,249,400
Derivative warrant liabilities - Private	$-	$-	$5,331,210

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in February 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Unit price	$10.22	$10.25
Volatility	10.55%	17.70%
Stock price	$9.90	$9.71
Expected life of the options to convert (years)	5.72	6.47
Risk-free rate	1.10%	0.57%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$14,580,610
Transfer out of Level 3, Public Warrants start trading	(5,354,620)
Change in fair value of derivative warrant liabilities	(6,206,630)
Derivative warrant liabilities at March 31, 2021	3,019,360
Change in fair value of derivative warrant liabilities – Private Warrants	860,640
Derivative warrant liabilities at June 30, 2021 – Private Warrants	3,880,000
Change in fair value of derivative warrant liabilities	(727,500)
Derivative warrant liabilities at September 30, 2021 – Private Warrants	$3,152,500

9. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date unaudited condensed financial statements were issued. Based on this evaluation, the Company identified the following subsequent event for disclosure.

Proposed Business Combination

On October 12, 2021, Dune Acquisition Corporation, a Delaware corporation (“Dune”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Dune, Dune Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Dune (“Merger Sub”), Dune Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Dune (“Merger Sub II”), and TradeZero Holding Corp., a Delaware corporation (“TradeZero”).

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Consideration

In accordance with the terms and subject to the conditions of the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), (i) each issued and outstanding share of common stock of TradeZero will automatically be converted into a number of shares of Class A common stock of New TradeZero (as defined below) equal to an exchange ratio (the “Exchange Ratio”) determined by dividing (A) the quotient of (x) $500,000,000 divided by (y) the number of shares common stock of TradeZero immediately prior to the Closing (including the shares of common stock of TradeZero subject to any restricted stock unit awards of TradeZero) by (B) $10.00 per share (the “Merger Consideration”), (ii) all of the outstanding TradeZero restricted stock unit awards will be converted into New TradeZero restricted stock unit awards on the same terms and conditions as the existing awards (including with respect to vesting and acceleration, if any) to be governed by an equity incentive plan to be adopted in connection with the Closing, in the form attached to the Merger Agreement (the “New TradeZero Incentive Plan”) and with respect to a number of shares of New TradeZero Class A common stock equal to the product of (A) the number of shares of TradeZero common stock underlying the original award and (B) the Exchange Ratio and (iii) and all of the outstanding TradeZero stock option awards will be converted into New TradeZero stock option awards on the same terms and conditions as the existing award (including with respect to vesting and acceleration, if any) to be governed by the New TradeZero Incentive Plan and with respect to a number of shares of New TradeZero Class A common stock equal to the product of (A) the number of shares of TradeZero common stock underlying the original award and (B) the Exchange Ratio and an exercise price per share of New TradeZero Class A common stock subject to the award equal to (A) the existing exercise price of the award divided by (B) the Exchange Ratio.

In addition, immediately prior to the Closing, the holders of Class A common stock of TradeZero immediately prior to the Closing will receive a cash disbursement from TradeZero equal to the lesser of (i) the difference between the TradeZero's cash balance at the Closing and $10,000,000 or (ii) $30,000,000. On or as soon as practicable following the Closing, New TradeZero shall grant restricted stock unit awards of New TradeZero to certain TradeZero equityholders (the “RSU Earnout Awards”), and the holders of Class A common stock of TradeZero immediately prior to the Closing and the holders of the RSU Earnout Awards will have the right to receive a pro-rata share of up to 9,000,000 additional shares of New TradeZero Class A common stock upon the occurrence of certain earn-out triggering events, as follows: (i) 3,000,000 shares (the “$12.00 Earn Out Shares”) upon the date on which the volume weighted average closing sale price of New TradeZero’s Class A common stock as reported on the New York Stock Exchange (or the stock exchange on which New TradeZero’s Class A common stock is then listed) (the “Stock Exchange”) for a period of twenty (20) trading days out of thirty (30) consecutive trading days (as equitably adjusted as appropriate to reflect any stock splits, reverse stock splits, stock dividends (including any divided or distribution of securities convertible into New TradeZero Class A common stock), extraordinary cash dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction with respect to New TradeZero Class A common stock) (such price, the “Share Price”) is equal to or greater than $12.00 per share at any time during the period beginning at the Closing and ending on the three-year anniversary of the Closing date (the “Earn Out Period”); (ii) 3,000,000 shares (the “$15.00 Earn Out Shares”) upon the date on which the Share Price is equal to or greater than $15.00 per share during the Earn Out Period; and (iii) 3,000,000 shares (the “$18.00 Earn Out Shares”) upon the date on which the Share Price is equal to or greater than $18.00 per share during the Earn Out Period.

The Mergers

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”): (i) at the Closing, (A) in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into TradeZero with TradeZero surviving the merger as a direct, wholly-owned subsidiary of Dune, and (B) subject to certain exceptions, in accordance with the DGCL and the Limited Liability Company Act of the State of Delaware, TradeZero will merge with and into Merger Sub II, with Merger Sub II surviving the merger as a direct, wholly-owned subsidiary of Dune; and (ii) Dune will be renamed “TradeZero Global Inc.” (“New TradeZero”).

The board of directors of Dune (the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Dune. The board of directors of TradeZero has also unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of TradeZero.

The board of directors of TradeZero unanimously approved the Merger Agreement and the transactions contemplated thereby. The Merger Agreement and the transactions contemplated thereby were approved by the TradeZero stockholders following the execution of the Merger Agreement on October 12, 2021.

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Conditions to Closing

The obligation of Dune and TradeZero to consummate the Business Combination pursuant to the Merger Agreement is subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”); (ii) approval by the Financial Industry Regulatory Authority (“FINRA”) and other international regulatory agencies (if necessary); (iii) approval of the Business Combination and related agreements and transactions (as more particularly set forth in the Merger Agreement) by the respective stockholders of Dune and TradeZero; (iv) the aggregate cash proceeds from Dune’s trust account or other available cash (including any potential financing conducted by Dune as permitted under the Merger Agreement or the net proceeds obtained by TradeZero as a result of any debt financing arrangements that remain outstanding following the Closing) equaling or exceeding $80,000,000 after giving effect to the redemption of any shares of Dune’s Class A common stock, par value $0.0001 per share, in connection with the stockholder vote to approve the Business Combination (the “Available Closing SPAC Cash”); (v) the listing or receipt of approval for listing of New TradeZero’s shares of Class A common stock on the New York Stock Exchange; and (vi) receipt of TradeZero’s audited financial statements which shall not materially deviate from TradeZero’s previously delivered unaudited combined financial statements for the same periods.

Covenants

The Merger Agreement contains certain covenants, including, among others, providing for: (i) the parties to conduct their respective businesses in the ordinary course through the Closing; (ii) TradeZero to provide to Dune and its representatives reasonable access through the Closing to TradeZero’s properties, books, records and personnel; (iii) TradeZero to prepare and deliver certain of its unaudited interim financial statements and audited financial statements; (iv) the parties to use commercially reasonable best efforts to make all required filings pursuant to the HSR Act and to request early termination of all waiting periods applicable under the HSR Act; (v) TradeZero to use its commercially reasonable efforts to prepare and file with FINRA the continuing membership application on Form CMA pursuant to FINRA Rule 1017 with respect to TradeZero America, Inc.; (vi) Dune and TradeZero to prepare, and Dune to file, the proxy statement in connection with the Business Combination and Dune to take certain other actions to obtain the requisite approval of Dune stockholders of certain proposals regarding the Business Combination; (viii) Dune to adopt, subject to the approval of its stockholders, the New TradeZero Incentive Plan and an employee stock purchase plan and (ix) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions.

Representations and Warranties

The Merger Agreement contains customary representations and warranties by Dune, Merger Sub, Merger Sub II, and TradeZero. The representations and warranties of the respective parties to the Merger Agreement will not survive the Closing.

Termination

The Merger Agreement may be terminated under certain limited circumstances prior to the Closing, including, among others, (i) by mutual written consent of Dune and TradeZero, (ii) by either Dune or TradeZero if there is in effect any law or final, non-appealable order, judgment, injunction, decree, writ, ruling, stipulation, determination or award issued, promulgated, made, rendered or entered into by any court or other tribunal of competent jurisdiction that permanently restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Business Combination, (iii) by either Dune or TradeZero if the Closing has not occurred on or before July 12, 2022, (iv) by either Dune or TradeZero if certain approvals of Dune’s stockholders are not obtained, (v) by Dune in certain circumstances following Dune’s special meeting if the Available Closing SPAC Cash would be less than $80,000,000, and (vi) by Dune if TradeZero’s audited combined financial statements materially deviate from its unaudited financial statements.

Certain Related Agreements

Support Agreement

On October 12, 2021, TradeZero’s stockholders entered into a support agreement with Dune (the “Support Agreement”). Under the Support Agreement, TradeZero’s stockholders agreed that they will not transfer their shares of TradeZero capital stock and will continue to support, and refrain from taking certain actions, in each case, subject to the terms and conditions contemplated by the Support Agreement.

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Sponsor Agreement

On October 12, 2021, Dune, Dune Acquisition Holdings, LLC (the “Sponsor”) and TradeZero entered into a sponsor agreement (the “Sponsor Agreement”). Under the Sponsor Agreement, the Sponsor agreed to, among other things, (i) vote in favor of the Business Combination, (ii) waive the anti-dilution protection afforded under Dune’s amended and restated certificate of incorporation in respect of the shares of Class B common stock of Dune held by the Sponsor in connection with the Business Combination and (iii) not transfer its shares of Dune capital stock and will continue to support, and refrain from taking certain actions that would negatively affect, the transactions contemplated by the Merger Agreement from occurring, in each case, subject to the terms and conditions contemplated by the Sponsor Agreement. Pursuant to the Sponsor Agreement, Dune agreed to indemnify the Sponsor against certain liabilities it may incur in connection with the Business Combination, subject to certain exceptions.

Lock-up Agreement

On October 12, 2021, Dune, the Sponsor and TradeZero’s stockholders entered into a lock-up agreement (the “Lock-up Agreement”), which will be effective as of the Closing. Under the Lock-up Agreement, the Sponsor and the TradeZero stockholders agreed to certain restrictions on transfer with respect to the shares of New TradeZero Class A common stock and private placement warrants they hold or will receive upon the Closing, which restrictions amend and supersede the restrictions on transfer the Sponsor agreed to in that certain letter agreement, dated December 17, 2020, entered into by and among Dune, the Sponsor and Dune’s officers and directors in connection with Dune’s initial public offering. The restrictions on transfer contained in the Lock-up Agreement apply to both the Sponsor and TradeZero’s existing stockholders and end: (i) with respect to New TradeZero’s Class A common stock, on the earlier of 180 days after Closing and the date on which New TradeZero completes a liquidation, merger, capital stock exchange, reorganization, bankruptcy or other similar transaction that results in all of the Class A common stock of New TradeZero being converted into cash, securities or other property; and (ii) with respect to New TradeZero’s private placement warrants, on the later of thirty days after the Closing and December 22, 2021.

Nomination Agreement

The Merger Agreement contemplates that, at the Closing, New TradeZero will enter into a nomination agreement (the “Nomination Agreement”) with John Muscatella, Daniel Pipitone, Giovanni Ferrara, John Caruso and Kosta Corriveau (the “TradeZero Members”) and the Sponsor, pursuant to which the TradeZero Members will have the right to nominate members of the board of directors of New TradeZero in the number and subject to the beneficial ownership thresholds and terms and conditions set forth therein. Following the Closing, the board of directors will consist of at least seven (7) directors, with the board to be divided into three (3) classes. The directors shall initially include: (i) Daniel Pipitone and John Muscatella as Class I directors; (ii) two (2) independent director nominees to be designated by TradeZero prior to the Closing; (iii) one (1) independent director nominee to be designated by Dune prior to the Closing (who shall be a Class III director); (iv) two (2) independent director nominees to be designated by Dune, who shall initially be Carter Glatt (who shall be a Class II director) and William Nance (who shall be a Class I director); and (v) such other director nominees to be designated by TradeZero pursuant to written notice to Dune following the date of the Merger Agreement. Carter Glatt, William Nance and the independent director nominee to be designated by Dune prior to the Closing are entitled serve on the Board until the expiration of their initial terms.

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

For the three months ended September 30, 2021, we had a net income of approximately $1.8 million, which consisted of $2.0 million in non-operating gain from the change in fair value of derivative warrant liabilities and income on investments held in Trust Account of approximately $20,000, offset by approximately $129,000 in general and administrative expenses, $30,000 in general and administrative expenses - related party, and approximately $50,000 in franchise tax.

For the nine months ended September 30, 2021, we had a net income of approximately $5.2 million, which consisted of $5.8 million in non-operating gain from the change in fair value of derivative warrant liabilities and income on investments held in Trust Account of approximately $89,000, offset by approximately $494,000 in general and administrative expenses, $90,000 in general and administrative expenses - related party, and approximately $150,000 in franchise tax.

For the three months ended September 30, 2020, we had a net loss of approximately $300, which consisted of approximately $300 in general and administrative expenses.

For the period from June 18, 2020 (inception) through September 30, 2020, we had a net loss of approximately $770, which consisted of approximately $770 in general and administrative expenses.

Recent Developments

Proposed Business Combination

On October 12, 2021, Dune Acquisition Corporation, a Delaware corporation (“Dune”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Dune, Dune Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Dune (“Merger Sub”), Dune Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Dune (“Merger Sub II”), and TradeZero Holding Corp., a Delaware corporation (“TradeZero”). As described in the Current Report on Form 8-K, filed with the SEC on October 12, 2021, the Transactions will effect an initial Business Combination between the Company and TradeZero.

Liquidity and Going Concern

As of September 30, 2021, we had approximately $240,000 in cash in our operating account and working capital of approximately $199,000.

Our liquidity needs prior to the consummation of the Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Founders Shares, and loan proceeds from our Sponsor of approximately $31,000 under the Note. We repaid the loan in full on December 22, 2020. Subsequent from the consummation of the Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Public Offering and the Private Placement held outside of the Trust Account.

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

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, capital or operating lease obligations. We entered into an administrative services agreement in which the Company will pay the Sponsor for office space and secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

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

The warrants to purchase Class A common stock issued in connection with the IPO (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial fair value of the Public Warrants have been measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants were estimated using Black-Scholes. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Public Offering, 17,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Effective with the closing of the Public Offering and the over-allotment option, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 13,475,000 shares of Class A common stock in the calculation of diluted income (loss) per share of common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share of common stock for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangement

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the quarter ended June 30, 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

PART II-OTHER INFORMATION

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

DUNE ACQUISITION CORPORATION

Date: November 12, 2021	By:	/s/ Carter Glatt
		Name:	Carter Glatt
		Title:	Chief Executive Officer
(Principal Executive Officer)