Form 10-Q/A
period 2021-09-30
Dune Acquisition Corp
filed 2021-12-03
CIK 1817232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Dune Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q amends the Quarterly Report on Form 10-Q of Dune Acquisition Corporation for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Q3 Form 10-Q”).

On November 12, 2021, Dune Acquisition Corporation (the “Company”) filed the Q3 Form 10-Q, which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on December 22, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising the classification of all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company previously determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although management believed that the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on November 19, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 22, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 21, 2021 (the “2020 Form 10-K/A No. 1”); (ii) audited financial statements included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 21, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (v) unaudited interim financial statements included in the Q3 Form 10-Q (the periods included in such Quarterly Reports, the “Affected Quarterly Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company restated its financial statements for the Post IPO Balance Sheet and the year ended December 31, 2020 in an Amendment No. 2 to the 2020 Form 10-K/A (the “2020 Form 10-K/A No. 2”) and for the Affected Quarterly Periods in this Amendment No. 1.

The above changes will not have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Quarterly Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in this Amendment No. 1.

Dune Acquisition Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

DUNE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$240,149	$941,242
Prepaid expenses	158,640	316,989
Total current assets	398,789	1,258,231
Investments held in Trust Account	172,521,417	172,511,212
Total Assets	$172,920,206	$173,769,443

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$26,196	$332,263
Accrued expenses	145,000	70,000
Due to related party	28,390	-
Franchise tax payable	106,279	106,899
Total current liabilities	305,865	509,162
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	8,758,750	14,580,610
Total liabilities	15,102,115	21,127,272

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	172,500,000	172,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	-	-
Accumulated deficit	(14,682,340)	(19,858,260)
Total stockholders’ deficit	(14,681,909)	(19,857,829)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$172,920,206	$173,769,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For The Period From June 18, 2020 (inception) Through September 30,
	2021	2020	2021	2020

General and administrative expenses	$128,964	$268	$494,223	$768
General and administrative expenses - related party	30,000	-	90,000	-
Franchise tax expense	50,411	-	150,440	-
Total operating expenses	(209,375)	(268)	(734,663)	(768)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,021,250	-	5,821,860	-
Income on investments held in Trust Account	19,924	-	88,723	-
Total other income (expenses)	2,041,174	-	5,910,583	(768)
				-
Net income (loss)	$1,831,799	$(268)	$5,175,920	$(768)

Weighted average shares outstanding of Class A common stock, basic and diluted	17,250,000	-	17,250,000	-
Basic and diluted net income per share, Class A common stock	$0.08	$-	$0.24	$-
Weighted average shares outstanding of Class B common stock, basic and diluted	4,312,500	3,750,000	4,312,500	3,750,000
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.00)	$0.24	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020 (audited), as restated	-	$-	4,312,500	$431	$-	$(19,858,260)	$(19,857,829)
Net income	-	-	-	-	-	6,051,134	6,051,134
Balance - March 31, 2021, as restated	-	-	4,312,500	431	-	(13,807,126)	(13,806,695)
Net loss	-	-	-	-	-	(2,707,013)	(2,707,013)
Balance - June 30, 2021, as restated	-	-	4,312,500	431	-	(16,514,139)	(16,513,708)
Net income	-	-	-	-	-	1,831,799	1,831,799
Balance - September 30, 2021	-	$-	4,312,500	$431	$-	$(14,682,340)	$(14,681,909)

	For The Period From June 18, 2020 (inception) Through September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	4,312,500	431	24,569	-	25,000
Net loss	-	-	-	-	-	(768)	(768)
Balance - September 30, 2020	-	$-	-	$-	$-	$(768)	$24,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For The Period From June 18, 2020 (inception) Through September 30, 2020

Cash Flows from Operating Activities:
Net income	$5,175,920	$(768)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,821,860)	-
Income on investments held in Trust Account	(88,723)	-
Changes in operating assets and liabilities:
Prepaid expenses	158,349	-
Accounts payable	(306,067)	216
Due to related party	28,390	-
Accrued expenses	75,000	552
Franchise tax payable	(620)	-
Net cash used in operating activities	(779,611)	-

Cash Flows from Investing Activities:
Investment income released from Trust Account	78,518	-
Net cash provided by investing activities	78,518	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Net cash provided by financing activities	-	25,000

Net change in cash	(701,093)	25,000

Cash - beginning of the period	941,242	-
Cash - end of the period	$240,149	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$22,420
Offering costs included in accrued expenses	$-	$252,373

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

If the Company holds a stockholder vote in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account but not previously released to the Company to pay taxes. As a result, such common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standard Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 22, 2022 to consummate the proposed Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 22, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 22, 2022.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

2. Basis of Presentation and Summary of Significant Accounting Policies (As Restated)

Basis of Presentation

These unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period ended September 30, 2021. Operating results for the period ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any period thereafter and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on December 3, 2021.

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$173,291,696	$-	$173,291,696
Total liabilities	$14,598,391	$-	$14,598,391
Class A common stock subject to possible redemption	153,693,300	18,806,700	172,500,000
Preferred stock	-	-	-
Class A common stock	188	(188)	-
Class B common stock	431	-	431
Additional paid-in capital	1,230,278	(1,230,278)	-
Retained earnings (accumulated deficit)	3,769,108	(17,576,234)	(13,807,126)
Total stockholders’ equity (deficit)	$5,000,005	$(18,806,700)	$(13,806,695)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$173,291,696	$-	$173,291,696
Shares of Class A common stock subject to possible redemption	15,369,330	1,880,670	17,250,000
Shares of Class A common stock	1,880,670	(1,880,670)	-

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

	As Reported
For the Three Months Ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$6,051,130	$(6,051,130)	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$173,056,990	$-	$173,056,990
Total liabilities	$17,070,698	$-	$17,070,698
Class A common stock subject to possible redemption	150,986,290	21,513,710	172,500,000
Preferred stock	-	-	-
Class A common stock	215	(215)	-
Class B common stock	431	-	431
Additional paid-in capital	3,937,261	(3,937,261)	-
Retained earnings (accumulated deficit)	1,062,095	(17,576,234)	(16,514,139)
Total stockholders’ equity (deficit)	$5,000,002	$(21,513,710)	$(16,513,708)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$173,056,990	$-	$173,056,990
Shares of Class A common stock subject to possible redemption	15,098,629	2,151,371	17,250,000
Shares of Class A common stock	2,151,371	(2,151,371)	-

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the Six Months Ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(3,344,120)	$3,344,120	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A common stock
	As Reported	Adjustment	As Adjusted
For the three months ended March 31, 2021
Net income	$6,051,134	$-	$6,051,134
Weighted average shares outstanding	17,250,000	-	17,250,000
Basic and diluted earnings per share	$-	$0.28	$0.28
For the three months ended June 30, 2021
Net loss	$(2,707,013)	$-	$(2,707,013)
Weighted average shares outstanding	17,250,000	-	17,250,000
Basic and diluted earnings per share	$-	$(0.13)	$(0.13)
For the six months ended June 30, 2021
Net income	$3,344,121	$-	$3,344,121
Weighted average shares outstanding	17,250,000	-	17,250,000
Basic and diluted earnings per share	$-	$0.16	$0.16

	Earnings Per Share for Class B common stock
	As Reported	Adjustment	As Adjusted
For the three months ended March 31, 2021
Net income	$6,051,134	$-	$6,051,134
Weighted average shares outstanding	4,312,500	-	4,312,500
Basic and diluted earnings per share	$1.40	$(1.12)	$0.28
For the three months ended June 30, 2021
Net loss	$(2,707,013)	$-	$(2,707,013)
Weighted average shares outstanding	4,312,500	-	4,312,500
Basic and diluted earnings per share	$(0.63)	$0.50	$(0.13)
For the six months ended June 30, 2021
Net income	$3,344,121	$-	$3,344,121
Weighted average shares outstanding	4,312,500	-	4,312,500
Basic and diluted earnings per share	$0.78	$(0.62)	$0.16

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

7. Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.

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

For the three and nine months ended September 30, 2021, the Company recognized a gain from a decrease in the fair value of liabilities of $2.0 million and $5.8 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statement of operations. The estimated fair values of the Private Placement Warrants and the Public Warrants as of December 31, 2020 were determined utilizing Level 3 inputs. Inherent in a Monte Carlo simulation and Modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities as of December 31, 2020	$14,580,610
Transfer out of Level 3, Public Warrants start trading	(5,354,620)
Change in fair value of derivative warrant liabilities	(6,206,630)
Derivative warrant liabilities as of March 31, 2021	3,019,360
Change in fair value of derivative warrant liabilities – Private Warrants	860,640
Derivative warrant liabilities as of June 30, 2021 – Private Warrants	3,880,000
Change in fair value of derivative warrant liabilities	(727,500)
Derivative warrant liabilities as of September 30, 2021 – Private Warrants	$3,152,500

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

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

In addition, immediately prior to the Closing, the holders of Class A common stock of TradeZero immediately prior to the Closing will receive a cash disbursement from TradeZero equal to the lesser of (i) the difference between the TradeZero’s cash balance at the Closing and $10,000,000 or (ii) $30,000,000. On or as soon as practicable following the Closing, New TradeZero shall grant restricted stock unit awards of New TradeZero to certain TradeZero equityholders (the “RSU Earnout Awards”), and the holders of Class A common stock of TradeZero immediately prior to the Closing and the holders of the RSU Earnout Awards will have the right to receive a pro-rata share of up to 9,000,000 additional shares of New TradeZero Class A common stock upon the occurrence of certain earn-out triggering events, as follows: (i) 3,000,000 shares (the “$12.00 Earn Out Shares”) upon the date on which the volume weighted average closing sale price of New TradeZero’s Class A common stock as reported on the New York Stock Exchange (or the stock exchange on which New TradeZero’s Class A common stock is then listed) (the “Stock Exchange”) for a period of twenty (20) trading days out of thirty (30) consecutive trading days (as equitably adjusted as appropriate to reflect any stock splits, reverse stock splits, stock dividends (including any divided or distribution of securities convertible into New TradeZero Class A common stock), extraordinary cash dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction with respect to New TradeZero Class A common stock) (such price, the “Share Price”) is equal to or greater than $12.00 per share at any time during the period beginning at the Closing and ending on the three-year anniversary of the Closing date (the “Earn Out Period”); (ii) 3,000,000 shares (the “$15.00 Earn Out Shares”) upon the date on which the Share Price is equal to or greater than $15.00 per share during the Earn Out Period; and (iii) 3,000,000 shares (the “$18.00 Earn Out Shares”) upon the date on which the Share Price is equal to or greater than $18.00 per share during the Earn Out Period.

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

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

DUNE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 22, 2020, its financial statements for the year ended December 31, 2020 an its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the 2020 Form 10-K/A No. 2. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the 10-K/A. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

DUNE ACQUISITION CORPORATION

Date: December 3, 2021	By:	/s/ Carter Glatt
		Name:	Carter Glatt
		Title:	Chief Executive Officer
(Principal Executive Officer)