Form 10-K
period 2021-12-31
Dune Acquisition Corp
filed 2022-03-29
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2021, computed by reference to the closing price for the common stock on such date, reported on the Nasdaq Capital Market (“Nasdaq”) on such date, was approximately $168,705,000.

As of March 29, 2022, there were 17,250,000 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

ii

PART I

References in this report to “we,” “us” or the “Company” refer to Dune Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors.

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

On December 22, 2020, we consummated our initial public offering (the “initial public offering”) of 17,250,000 units (the “units”), including the issuance of 2,250,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consists of one share of Class A common stock (the “Class A common stock” or “public shares”) and one-half warrant (the “public warrants”), with each whole public warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $172.5 million.

Simultaneously with the consummation of the initial public offering, we completed the private sale (the “private placement”) of an aggregate of 4,850,000 warrants (the “private placement warrants”, and together with the public warrants, the “warrants”) to Dune Acquisition Holdings LLC (the “Sponsor” or our “Sponsor”) at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4.85 million.

Prior to the consummation of the initial public offering, on July 10, 2020, we issued an aggregate of 3,737,500 shares (the “founder shares”) of our Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. On December 17, 2020, pursuant to our amended and restated certificate of incorporation (as amended on December 17, 2020, our “amended and restated certificate of incorporation”), each of our founder shares outstanding immediately prior to December 17, 2020 were converted into one and two-thirteenths (1 2/13) founder shares, resulting in the Sponsor holding 4,312,500 founder shares.

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

As of December 31, 2021, there was $172,543,076 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $110,000 and cash held outside the trust account of approximately $116,000. As of December 31, 2021, we have not withdrawn any amount of interest earned from the trust account to pay taxes.

Proposed Business Combination

On October 12, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with Dune Merger Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Merger Sub”), Dune Merger Sub II, LLC, a Delaware limited liability company and our direct, wholly-owned subsidiary (“Merger Sub II”), and TradeZero Holding Corp., a Delaware corporation (“TradeZero”). In accordance with the terms and subject to the conditions of the Merger Agreement, at the consummation of the Proposed Transaction (as defined below) (the “Closing”), (i) each issued and outstanding share of Class A common stock of TradeZero (“TradeZero Common Stock”) will automatically be converted into a number of shares of Class A common stock of New TradeZero (as defined below) (“New TradeZero Common Stock”) equal to an exchange ratio (the “Exchange Ratio”), which will be determined by dividing (A) the quotient of (x) $500,000,000 divided by (y) the number of shares of TradeZero Common Stock immediately prior to the Closing (including the shares of TradeZero Common Stock subject to any restricted stock unit awards of TradeZero) by (B) $10.00 per share, (ii) all of the outstanding TradeZero restricted stock unit awards will be converted into New TradeZero restricted unit awards on the same terms and conditions as the existing awards (including with respect to vesting and acceleration, if any) to be governed by an equity incentive plan to be adopted in connection with the Closing (the “Incentive Plan”), and with respect to a number of shares of New TradeZero Common Stock equal to the product of (1) the number of shares of TradeZero Common Stock underlying the original award and (2) the Exchange Ratio and (iii) and all of the outstanding TradeZero stock option awards will be converted into New TradeZero stock option awards on the same terms and conditions as the existing award (including with respect to vesting and acceleration, if any) to be governed by the Incentive Plan and with respect to a number of shares of New TradeZero Common Stock equal to the product of (aa) the number of shares of TradeZero Common Stock underlying the original award and (bb) the Exchange Ratio and an exercise price per share of New TradeZero Common Stock subject to the award equal to (i) the existing exercise price of the award divided by (ii) the Exchange Ratio.

In addition, immediately prior to the Closing, holders of TradeZero Common Stock immediately prior to Closing will receive a cash disbursement from TradeZero’s cash balance at Closing equal to the lesser of (a) the difference between TradeZero’s cash balance at Closing and $10,000,000 and (b) $30,000,000. On or as soon as practicable following the Closing, New TradeZero will grant restricted stock unit awards of New TradeZero to certain TradeZero equityholders (the “RSU Earn Out Awards”), and the holders of TradeZero Common Stock immediately prior to the Closing and the holders of the RSU Earn Out Awards will have the right to receive a pro-rata share of up to 9,000,000 additional shares of New TradeZero Common Stock (the “Earn Out Shares”) upon the occurrence of certain earn-out triggering events, as follows: (i) 3,000,000 shares upon the date on which the volume weighted average closing sale price of the New TradeZero Common Stock as reported on the New York Stock Exchange (or the stock exchange on which the New TradeZero Common Stock is then listed) for a period of 20 trading days out of 30 consecutive trading days (as equitably adjusted as appropriate to reflect any stock splits, reverse stock splits, stock dividends (including any dividend or distribution of securities convertible into New TradeZero Common Stock), extraordinary cash dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction with respect to New TradeZero Common Stock) (such price, the “Share Price”) is equal to or greater than $12.00 per share at any time during the period beginning at the Closing and ending on the three-year anniversary of the Closing date (the “Earn Out Period”); (ii) 3,000,000 shares upon the date on which the Share Price is equal to or greater than $15.00 per share during the Earn Out Period; and (iii) 3,000,000 shares upon the date on which the Share Price is equal to or greater than $18.00 per share during the Earn Out Period.

On January 26, 2022, we entered into the First Amendment to the Merger Agreement with Merger Sub, Merger Sub II and TradeZero (the “First Amendment”). Pursuant to the First Amendment, the Merger Agreement was amended to (i) clarify that, upon the occurrence of a sale during the Earn Out Period of more than 50% of the total voting power of New TradeZero or all or substantially all of the assets of New TradeZero, the dilutive effect of any of the Earn Out Shares to be issued in connection with such sale must be taken into account when calculating the Share Price to determine if any triggering events for Earn Out Shares have been achieved, (ii) provide that if any Earn Out Shares are forfeited pursuant to the terms of any applicable RSU Earn Out Awards, such Earn Out Shares shall not be redistributed to the holders of TradeZero Common Stock and (iii) clarify that each of Charter Amendment Proposal B and Charter Amendment Proposal C from the Merger Agreement are not Condition Precedent Proposals (as such term is defined in the Merger Agreement).

If the Merger Agreement and First Amendment are adopted by our stockholders and the transactions under the Merger Agreement are consummated, Merger Sub will merge with and into TradeZero with TradeZero surviving the merger as a wholly owned subsidiary of the Company (the “Proposed Transaction”). In connection with the Closing, the Company will be renamed “TradeZero Global Inc.” and is referred to herein as “New TradeZero” as of the time following such change of name.

The consummation of the Proposed Transaction is subject to customary conditions of the respective parties, including: (i) the approval of the Merger Agreement, (ii) the filing of a proxy statement to be sent to the Company’s stockholders in advance of the special meeting to consider the condition precedent proposals to the Merger Agreement, (iii) the approval of the Proposed Transaction, (iv) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act and certain regulatory approvals and (v) certain other actions related thereto by our stockholders and TradeZero’s stockholders, including the availability of a minimum amount of $80,000,000 in the trust account (and/or from other specified sources, if necessary) after giving effect to redemptions by the Company’s public stockholders, if any. The Merger Agreement may also be terminated by either party under certain circumstances.

For additional information regarding the Merger Agreement, see the Company’s Current Reports on Form 8-K filed by us on October 12, 2021 and January 26, 2022 and the Company’s preliminary proxy statement (as amended), initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2022.

This Form 10-K does not assume the closing of the Proposed Transaction.

Our Business Strategy

We plan to utilize the network and industry experience of our management team in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our management team’s extensive experience in both investing in and operating companies across the software and Fintech verticals. We expect these networks will provide our management team with a robust flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity and venture capital groups, investment banking firms, consultants, accounting firms and large business enterprises.

Our management team possesses the following tools necessary to unlock such potential:

Expertise in growing successful software and Fintech companies: Our management team has demonstrated consistent prowess in building, investing, nurturing and leading software and Fintech companies across their corporate life cycle. We believe our management team can spot unique ideas and disruptive business models and grow them to scale by leveraging our operational expertise and networks.

Operational excellence: Our management team has significant hands-on experience helping technology companies optimize their existing and new growth initiatives by exploiting insights from rich data assets that already exist within most technology companies. Further, we intend to share best practices and key learnings, gathered from our operating and investment experience, as well as strong relationships in the technology sector, to help shape corporate strategies in an increasingly complex technology ecosystem.

Capital markets efficiency: Our management team believes that SPACs are a more streamlined and transparent path to the public market and will encourage private companies, in the technology industry in particular, to go public. This will allow the company to remain operationally focused on long-term value creation while we leverage our capital raising acumen.

Maximizing the value of becoming a publicly traded entity: As a public entity, we believe we offer a wide range of advantages to stakeholders. These include but are not limited to: working with management and stockholders who aspire to have their company become a public entity and generate substantial growth; broader access to debt and equity providers; providing liquidity for employees and investors; a new currency for potential acquisitions; and enhancing and expanding branding in the marketplace.

We intend to communicate with our management team’s network, which includes private equity firms, venture capitalists, investment bankers and entrepreneurs, to articulate the parameters for our search for a target company and a potential business combination to pursue and review potential opportunities.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Target Enterprise Value: We intend to target entities whose enterprise value is between $300 million and $1 billion. These companies have a domestic and international following, which we believe offers long-term risk-adjusted return potential;

●	Focus: The software industry and Fintech sector are domains in which we have demonstrated accomplishments and “pattern recognition” knowledge. Our management team’s multifaceted expertise in assessing a target’s technology and their potential for disruption are key in evaluating business transaction candidates swiftly and adequately;

●	Total Addressable Market: We intend to focus on investments that we believe present attractive prospects for both near-term and long-term secular market expansion. Companies should either have a sizable market share in their segment or operate in a largely greenfield market in order to be able to achieve market leadership. We also intend to seek companies in industries that are benefiting from strong macro tailwinds such that the markets in which they operate are constantly growing, ultimately driving a company’s ability to sustain strong revenue growth rates for years. They should also have defensible proprietary technology and intellectual property rights;

●	Disciplined Organic Growth and Profitable Unit Economics: We intend to seek targets who have shown consistent organic revenue growth while also acquiring customers profitably over the long-term. We seek to find a company that has taken and will continue to take a balanced approach between growth and acquiring customers at a cost that can be recouped quickly while also driving customer lifetime value. Ability to generate continued strong organic growth as well as an ability to manage free cash flow are key characteristics of a target company;

●	Management: We intend to seek companies with proven and accomplished management teams as we recognize they are the subject matter experts and proven drivers of the target business who may also be eager to benefit from our management team’s expertise. We intend to devote significant resources to analyzing and reaching alignment among a target’s management team and its stakeholders, a paramount element to successful execution of any business plan;

●	Operational Maturity: We intend to select companies with IPO-ready infrastructure, including the requisite compliance, financial controls and reporting processes in place needed for the regulatory constraints of a public entity;

●	Benefit from Being Public: We are committed to working with management and shareholders who aspire to have their company become a public entity and generate substantial wealth creation. The benefits of transitioning from a private to a public entity may include a broader access to debt and equity providers, liquidity for employees and potential acquisitions, and expanded branding in the marketplace;

●	Appropriate Valuations: We are rigorous, disciplined, and valuation-centric investors, with a keen understanding of market value. We expect to enter a business combination only if it pairs significant upside potential with limited downside risks.

●	Stable, Recurring Revenue: We intend to target companies that operate a Software as a Service model, generating subscription revenue with annual or multi-year contracts;

●	Opportunity for Strategic or Operational Enhancement: We intend to leverage our team’s expertise and extensive networks in the software industry to drive ongoing value creation. We intend to seek management teams with the interest and ability to execute on accretive strategic opportunities, including acquisitions of companies that enhance shareholder value;

●	Strong Barriers to Entry with Defensible Market Position: We intend to select a target that has defensible proprietary technology and intellectual property rights or a first mover advantage. The target should also have embedded characteristics to support continued pricing power of its products;

●	High Customer Retention Rates: We intend to acquire a target that has a stable and growing customer base with long-term subscription-based revenues, minimal churn and the ability to up-sell and cross-sell expansions with its existing customers;

●	Strong Gross Margin Profile and Potential for High Cash Flow Conversion: We intend to acquire a target with an efficient cost structure and strong gross margin profile representative of a product company operating with a multi-tenant architecture;

●	Low asset intensity: We intend to select a target with limited capital expenditure needs (including software development expenses) relative to its revenues and operating earnings;

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

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

Selection of a Target Business and Structuring of Our Initial Business Combination

Although we may pursue an acquisition opportunity in any business or industry, we intend to focus on opportunities in the technology sector, particularly companies pursuing a Software as a Service, or SaaS, model. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination [solely] with another blank check company or similar company with nominal operations.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is approximately $10.00 per public share as of December 31, 2021. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

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

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will (a) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and (b) file proxy materials with the SEC.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

The purpose of any such purchases of public shares could be to vote such public shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Employees

We currently have two executive officers: Carter Glatt and Michael Castaldy. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

Risk Factor Summary

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination by June 22, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination by June 22, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek stockholder approval of our initial business combination, the Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until June 22, 2022, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our initial business combination.

●	This Annual Report on Form 10-K contains disclosure that expresses substantial doubt about our ability to continue as a “going concern.”

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue certain shares to consummate an initial business combination.

●	We have identified a material weakness in our internal control over financial reporting.

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

Our initial stockholders own 20% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 6,468,751, or 37.5%, of the 17,250,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

If we seek stockholder approval of our initial business combination, the Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that had not been previously selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrantholders who choose to remain stockholders or warrantholders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrantholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

This Annual Report on Form 10-K contains disclosure that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $116,140 in cash and a working capital deficit of $1,681,381. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through this offering are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to consummate our initial business combination by June 22, 2022 may not be successful. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 22, 2022. We intend to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by June 22, 2022.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except for the Company’s Independent Registered Public Accounting Firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the initial public offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this Form 10-K forms a part, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Because we must furnish our stockholders with target business consolidated financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These consolidated financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical consolidated financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such consolidated financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrantholders do not agree.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our outstanding common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrantholders who choose to remain stockholders or warrantholders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrantholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A common stock ;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma consolidated financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

On July 10, 2020, the Sponsor purchased an aggregate of 3,737,500 founder shares for a purchase price of $25,000, or approximately $0.007 per share. On December 17, 2020, pursuant to our amended and restated certificate of incorporation, each founder share outstanding immediately prior to December 17, 2020 was converted into one and two-thirteenths (1 2/13) founder shares, resulting in the Sponsor holding 4,312,500 founder shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, the Sponsor purchased an aggregate of 4,850,000 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, subject to adjustment as described herein, for an aggregate purchase price of $4,850,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination within the allocated time period. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of the initial public offering nears, which is the deadline for our completion of an initial business combination.

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

Our units, Class A common stock and public warrants are currently listed on Nasdaq. Although, after giving effect to our initial public offering, we met the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and public warrants are listed on Nasdaq, we expect that our units, Class A common stock and public warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the initial public offering, there will be 362,750,000 and 15,687,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the founder shares. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. Immediately after the initial public offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of the initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the consolidated financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

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

Our initial stockholders, the holders of our private placement warrants, the holders of warrants that may be issued upon conversion of funds that the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan as necessary (the “working capital loans”) and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants or the Class A common stock issuable upon conversion of warrants that may be issued upon conversion of working capital loans and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

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

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrantholders to obtain a favorable judicial forum for disputes with our company.

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

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrantholder in any such enforcement action by service upon such warrantholder’s counsel in the foreign action as agent for such warrantholder.

This choice-of-forum provision may limit a warrantholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Because each unit contains one-half of one public warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one public warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrantholder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible. Our status as a smaller reporting company is determined annually. We will continue to qualify as a smaller reporting company through the following fiscal year as long as (i) the market value of our common stock held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not exceed $250 million or (ii) our annual revenues for the most recently completed fiscal year do not exceed $100 million and the market value of our common stock held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not exceed $700 million. If we exceed these thresholds, we will cease to be a smaller reporting company as of the first day of the following fiscal year.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

Included on our consolidated balance sheets as of December 31, 2021 and December 31, 2020 contained elsewhere in this Form 10-K are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the consolidated statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

As described elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Specifically, the Company’s management has concluded that our internal control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 22, 2020, its annual financial statements for the period ended December 31, 2020 in the Company’s Form 10-K/A Amendment No. 2 for the year ended December 31, 2020 as filed with the SEC on December 3, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. Following the closing of the business combination, the combined company intends to take steps to remediate this material weakness, including plans to enhance processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements, enhance access to accounting literature, research materials and documents and increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified, see “Part II, Item 9A: Controls and Procedures” included in this Annual Report on Form 10-K.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken or plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As discussed elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal controls over financial reporting related to the accounting for complex financial instruments. The Company previously restated its balance sheet as of December 22, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

As a result of such material weakness and the prior restatement of our financial statements, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

Holders

As of December 31, 2021, there were one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In July 2020, we issued to the Sponsor an aggregate of 3,737,500 founder shares in exchange for a capital contribution of $25,000. On December 17, 2020, each outstanding founder shares was converted into one and two-thirteenths (1 2/13) founder shares, resulting in the Sponsor holding 4,312,500 founder shares. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On December 22, 2020, we consummated our initial public offering of 17,250,000 units, including the issuance of 2,250,000 units as a result of the underwriters’ exercise of their over-allotment option in full. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000. Cantor Fitzgerald & Co. acted as sole book-runner and Needham & Company as co-manager of the initial public offering. The securities sold in the initial public offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-248698). The SEC declared the registration statement effective on December 17, 2020.

Simultaneously with the consummation of the initial public offering, we consummated the private placement of 4,850,000 private placement warrants to the Sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,850,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement warrants are the same as the warrants sold as part of the units sold in the initial public offering, except that the private placement warrants are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the private placement warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the initial public offering and private placement of private placement warrants, $172,500,000 was placed in a trust account.

We paid a total of $3,450,000 in underwriting fees and $525,567 for other costs and expenses related to the initial public offering. In addition, the underwriters agreed to defer $6,037,500 in underwriting fees.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

References to “we”, “us”, “our” or the “Company” are to Dune Acquisition Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a blank check company incorporated in Delaware on June 18, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our Sponsor is Dune Acquisition Holdings LLC, a Delaware limited liability company.

The registration statement for our initial public offering became effective on December 17, 2020. On December 22, 2020, we consummated the initial public offering of 17,250,000 units, including 2,250,000 additional units to cover the over-allotment units, at $10.00 per unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.0 million, inclusive of approximately $6.0 million in deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant to our Sponsor, generating proceeds of approximately $4.9 million.

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was held in the trust account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

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

Proposed Business Combination

On October 12, 2021, we entered into the Merger Agreement with Merger Sub, Merger Sub II, and TradeZero. In accordance with the terms and subject to the conditions of the Merger Agreement, at the Closing, (i) each issued and outstanding share of TradeZero Common Stock will automatically be converted into a number of shares of New TradeZero Common Stock equal to the Exchange Ratio, which will be determined by dividing (A) the quotient of (x) $500,000,000 divided by (y) the number of shares of TradeZero Common Stock immediately prior to the Closing (including the shares of TradeZero Common Stock subject to any restricted stock unit awards of TradeZero) by (B) $10.00 per share, (ii) all of the outstanding TradeZero restricted stock unit awards will be converted into New TradeZero restricted unit awards on the same terms and conditions as the existing awards (including with respect to vesting and acceleration, if any) to be governed by the Incentive Plan, and with respect to a number of shares of New TradeZero Common Stock equal to the product of (1) the number of shares of TradeZero Common Stock underlying the original award and (2) the Exchange Ratio and (iii) and all of the outstanding TradeZero stock option awards will be converted into New TradeZero stock option awards on the same terms and conditions as the existing award (including with respect to vesting and acceleration, if any) to be governed by the Incentive Plan and with respect to a number of shares of New TradeZero Common Stock equal to the product of (aa) the number of shares of TradeZero Common Stock underlying the original award and (bb) the Exchange Ratio and an exercise price per share of New TradeZero Common Stock subject to the award equal to (i) the existing exercise price of the award divided by (ii) the Exchange Ratio.

In addition, immediately prior to the Closing, holders of TradeZero Common Stock immediately prior to Closing will receive a cash disbursement from TradeZero’s cash balance at Closing equal to the lesser of (a) the difference between TradeZero’s cash balance at Closing and $10,000,000 and (b) $30,000,000. On or as soon as practicable following the Closing, New TradeZero will grant RSU Earn Out Awards, and the holders of TradeZero Common Stock immediately prior to the Closing and the holders of the RSU Earn Out Awards will have the right to receive a pro-rata share of up to 9,000,000 additional shares of New TradeZero Common Stock upon the occurrence of certain earn-out triggering events, as follows: (i) 3,000,000 shares upon the date on which the volume weighted average closing sale price of the New TradeZero Common Stock as reported on the New York Stock Exchange (or the stock exchange on which the New TradeZero Common Stock is then listed) for a period of 20 trading days out of 30 consecutive trading days (as equitably adjusted as appropriate to reflect any stock splits, reverse stock splits, stock dividends (including any dividend or distribution of securities convertible into New TradeZero Common Stock), extraordinary cash dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction with respect to New TradeZero Common Stock) is equal to or greater than $12.00 per share at any time during the Earn Out Period; (ii) 3,000,000 shares upon the date on which the Share Price is equal to or greater than $15.00 per share during the Earn Out Period; and (iii) 3,000,000 shares upon the date on which the Share Price is equal to or greater than $18.00 per share during the Earn Out Period.

On January 26, 2022, we entered into the First Amendment with Merger Sub, Merger Sub II and TradeZero. Pursuant to the First Amendment, the Merger Agreement was amended to (i) clarify that, upon the occurrence of a sale during the Earn Out Period of more than 50% of the total voting power of New TradeZero or all or substantially all of the assets of New TradeZero, the dilutive effect of any Earn Out Shares to be issued in connection with such sale must be taken into account when calculating the Share Price to determine if any triggering events for Earn Out Shares have been achieved, (ii) provide that if any Earn Out Shares are forfeited pursuant to the terms of any applicable RSU Earn Out Awards, such Earn Out Shares shall not be redistributed to the holders of TradeZero Common Stock and (iii) clarify that each of Charter Amendment Proposal B and Charter Amendment Proposal C from the Merger Agreement are not Condition Precedent Proposals (as such term is defined in the Merger Agreement).

For additional information regarding the Merger Agreement, see the Company’s Current Reports on Form 8-K filed by us on October 12, 2021 and January 26, 2022 and the Company’s preliminary proxy statement (as amended), initially filed with the SEC on January 26, 2022.

Liquidity and Capital Resources and Going Concern

As of December 31, 2021, we had approximately $116,000 in our operating bank account and a working capital deficit of approximately $1,521,000 (excluding tax obligations of approximately $160,000 that may be paid using investment income earned from the trust account).

Our liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from the Sponsor to purchase founders shares (as defined below), and loan proceeds from the Sponsor of approximately $31,000 under the Note. We repaid the loan in full on December 22, 2020. Subsequent from the consummation of the initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement (as defined below) held outside of the trust account.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 22, 2022 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. Management intends to complete the business combination prior to the liquidation date.

No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 22, 2022. We intend to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by June 22, 2022.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of December 31, 2021. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Results of Operations

Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest earned on cash equivalents held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of approximately $5.5 million, which consisted of approximately $8.0 million in non-operating gain from changes in fair value of derivative warrant liabilities and approximately $110,000 in income on investments held in the trust account, partially offset by approximately $2.2 million in general and administrative expenses, $120,000 in general and administrative expenses – related party, and approximately $204,000 in franchise tax.

For the period from June 18, 2020 (inception) through December 31, 2020, we had a net loss of approximately $2.3 million, which consisted of approximately $33,000 in general and administrative expenses, $10,000 in general and administrative expenses – related party, approximately $107,000 in franchise tax, approximately $1.7 million in non-operating loss from changes in fair value of derivative warrant liabilities and approximately $469,000 in financing costs – derivative liabilities, partially offset by approximately $11,000 in income on investments held in trust account.

Related Party Transactions

Founder Shares

On July 10, 2020, the Sponsor purchased 3,737,500 founder shares for an aggregate price of $25,000. On December 17, 2020, pursuant to the amended and restated certificate of incorporation, each founder share outstanding immediately prior to December 17, 2020 was converted into one and two-thirteenths (1 2/13) founder shares, resulting in an aggregate of 4,312,500 founder shares outstanding. Our initial stockholders agreed to forfeit up to 562,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the founder shares would represent 20% of our issued and outstanding shares after the initial public offering. The underwriter exercised its over-allotment option in full on December 22, 2020; thus, these 562,500 founder shares were no longer subject to forfeiture.

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

Private Placement Warrants

Simultaneously with the closing of the initial public offering, we consummated the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant to the Sponsor, generating proceeds of $4,850,000. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the initial public offering to be held in the trust account such that at closing of the initial public offering, $172,500,000 was placed in the trust account.

The private placement warrants (including the shares of common stock issuable upon exercise of the private placement warrants) are not transferable, assignable or salable until 30 days after the completion of the initial business combination and they are non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the private placement warrants or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers of the private placement warrants or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in the initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the initial public offering and have no net cash settlement provisions.

If we do not complete a business combination within 18 months of the initial public offering, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete a business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and December 31, 2020, we had no borrowings under working capital loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. For the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020, we had incurred $120,000 and $10,000 in administrative services expenses under this agreement, respectively. As of December 31, 2021 and December 31, 2020, we had no balance outstanding for services in connection with such agreement on the accompanying consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or directors, or any of their affiliates. There were approximately $31,000 due to related parties as of December 31, 2021. There was no outstanding balance as of December 31, 2020.

Contractual Obligations

Registration Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans, if any, (and any underlying securities) are entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 2,250,000 additional units to cover any over-allotments, at the initial public offering price less the underwriting discounts and commissions. On December 22, 2020 we issued 2,250,000 units in connection with the underwriters’ exercise of the over-allotment option in full. We paid an underwriting discount of $3,450,000 ($0.20 per unit sold) to the underwriters at the closing of the initial public offering on December 22, 2020, with an additional fee (the “Deferred Discount”) of $6,037,500 ($0.35 per unit sold) payable upon our completion of an initial business combination. The Deferred Discount will become payable to the underwriters from the amounts held in the trust account solely in the event we complete our initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the trust account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the trust account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the trust account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the trust account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, a total of 17,250,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,475,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The initial fair value of the public warrants has been measured at fair value using a Monte Carlo simulation model. Subsequent to the public warrants being traded on an active market, the fair value of the public warrants has been based on the observable listed prices for such warrants. The fair value of the private placement warrants was estimated using Black-Scholes. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting relating to the accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 22, 2020, its annual financial statements for the period ended December 31, 2020 in the Company’s Form 10-K/A Amendment No. 2 for the year ended December 31, 2020 as filed with the SEC on December 3, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our consolidated financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 22, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the circumstances that led to the restatement of our consolidated financial statements as noted below.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Carter Glatt	28	Chief Executive Officer and Director
Michael Castaldy	43	Chief Financial Officer and Director
William Nance	45	Director
Igor Fuks	40	Director
Jeron Smith	36	Director

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

William Nance has served on our board of directors since December 2020. Mr. Nance serves as the Chief Financial Officer at U.S. Real Estate Market Holdings, Inc., a capital markets technology firm, where he had previously served as Senior Vice President of Business Development from 2019 to 2022. From 2012 to 2019, Mr. Nance was a vice president at First Data Corporation (acquired by Fiserv, Inc. (Nasdaq: FISV)), where he was a senior member within the business development organization and, from 2016, led the group responsible for the firm’s venture capital investments. Before that, Mr. Nance held senior-level finance, business development, analytics, and general management roles at Patch Media Corporation (acquired by AOL, Inc.). Earlier in his career, Mr. Nance was an associate in the investment banking division at Lehman Brothers and prior to that, he helped establish the New York office of Mainspring, Inc. (acquired by International Business Machines Corporation (NYSE: IBM)). He began his career as a business analyst at Deloitte Consulting, the management consulting division of Deloitte Touche Tohmatsu Limited. Mr. Nance holds an A.B. degree in History from Princeton University and an M.B.A. from the Harvard Business School. Mr. Nance’s qualifications to serve on our board of directors include his investment, venture capital, financial and business strategy expertise.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our consolidated financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the initial public offering; and

●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 22, 2022. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and private placement shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares or private placement shares held by them if we fail to consummate our initial business combination by June 22, 2022. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants (and the underlying securities) will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by the Sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants, private placement shares and private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by the Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since the Sponsor and officers and directors may directly or indirectly own public shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	The Sponsor, our officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from the Sponsor or an affiliate of the Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Carter Glatt	delta2 Capital	SPAC-focused Investment Fund	Chief Investment Officer and Managing Partner
Michael Castaldy	delta2 Capital	SPAC-focused Investment Fund	Chief Executive Officer and Managing Partner
William Nance	U.S. Real Estate Market Holdings, Inc.	Capital Markets Technology Firm	Chief Financial Officer
Igor Fuks	Trilantic North America	Investment Management Firm	Head of Special Situations and Managing Director
Jeron Smith	Unanimous Media	Entertainment, Media and Digital Content	Co-Founder and Chief Executive Officer
	SC30 Inc.	Commercial Partnerships and Business Management Firm	Chief Marketing Officer
	The Incubation Lab	Entertainment, Media and Digital Content	Founder

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

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, the Sponsor, our officers and directors have agreed to vote any founder shares or private placement shares held by them and any public shares they hold (including in open market and privately negotiated transactions) in favor of our initial business combination.

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

The beneficial ownership of our common stock is based on 21,562,500 shares of common stock issued and outstanding as of March 29, 2022, consisting of 17,250,000 shares of Class A common stock and 4,312,500 founder shares.

NAME AND ADDRESS OF BENEFICIAL OWNER	Number of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Class B Common Stock Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Common Stock
Directors, Executive Officers and Founders(1)
Dune Acquisition Holdings LLC (3)	—	—	4,312,500	100%
Carter Glatt(3)	—	—	4,312,500	100%
Michael Castaldy(4)	—	—	—	—
William Nance(4)	—	—	—	—
Igor Fuks(4)	—	—	—	—
Jeron Smith(4)	—	—	—	—
All executive officers and directors as a group (five individuals)	—	—	4,312,500	100%
Five Percent Holders
Saba Capital Management, G.P. (5)	1,380,836	8.0%	—	—
Aristeria Capital, L.L.C.(6)	1,000,000	5.8%	—	—
Hudson Bay (7)	882,015	5.1%	—	—

(1)	The business address of each of the following entities or individuals is c/o Dune Acquisition Corporation, 700 S. Rosemary Avenue, Suite 204, West Palm Beach, FL 33401.

(2)	Interests shown consist of founder shares, classified as shares of Class B common stock. The founder shares are convertible into shares of Class A common stock concurrently with or immediately following the consummation of the business combination on a one-for-one basis, subject to adjustment.

(3)	Dune Acquisition Holdings LLC is the record holder of the shares reported herein. Each of our officers and directors are among the members of Dune Acquisition Holdings LLC and Mr. Glatt is the manager of Dune Acquisition Holdings LLC. Mr. Glatt has voting and investment discretion with respect to the common stock held of record by Dune Acquisition Holdings LLC. Each of our officers and directors other than Mr. Glatt disclaims any beneficial ownership of any shares held by Dune Acquisition Holdings LLC.

(4)

Does not include any shares held by the Sponsor. This individual is a member of the Sponsor, as described in footnote 3, but does not have voting or dispositive control over the shares held by the Sponsor.

(5)	According to Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2022 on behalf of Saba Capital Management, L.P. (“Saba Management”), Saba Capital Management GP, LLC (Saba GP”) and Boaz R. Weinstein (collectively, “Saba”). Saba Management, Saba GP and Mr. Weinstein may be deemed to beneficially own 1,380,826 shares of the Company’s Class A common stock. The business address of each reporting person is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	According to Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2022 on behalf of Aristeria Capital, L.L.C. (“Aristeria”). Aristeria has sole voting and dispositive power over 1,000,000 shares of the Company’s Class A common stock. The business address of Aristeria is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(7)

According to Schedule 13G filed with the SEC on Febrauary 2, 2022 on behalf of Hudson Bay Capital Management LP (“Hudson Bay Capital”) and Sander Gerber (collectively, “Hudson Bay”). Hudson Bay and Mr. Gerber may be deemed to beneficially own 882,015 shares of the Company’s Class A common stock. The business address of each reporting person is 700 S. Rosemary Avenue, Suite 204, West Palm Beach, FL 33401.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On July 10, 2020, the Sponsor purchased 3,737,500 founder shares for an aggregate price of $25,000. On December 17, 2020, pursuant to our amended and restated certificate of incorporation, each founder share outstanding immediately prior to December 17, 2020 was converted into one and two-thirteenths (1 2/13) founder shares, resulting in the Sponsor holding 4,312,500 founder shares. The founder shares will automatically convert into Class A common stock upon the consummation of a business combination on a one-for-one basis, subject to adjustments.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants.

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on December 18, 2020 through the earlier of the consummation of a business combination and our liquidation, we agreed to pay the affiliate $10,000 per month for office space, secretarial and administrative services.

We recognized an aggregate of $120,000 and $10,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our consolidated statements of operations for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020, respectively.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or directors, or any of their affiliates. There were approximately $31,000 due to related parties as of December 31, 2021. There was no outstanding balance as of December 31, 2020.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020, totaled $111,755 and $73,645, respectively. These amounts include interim procedures and audit fees as well as attendance in audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the year ended December 31, 2021 and during the period from June 18, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees during the year ended December 31, 2021 and during the period from June 18, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the year ended December 31, 2021 and during the period from June 18, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our business combination. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

Page
Report of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7

(b)	Financial Statement Schedules.

None.

(c)	Exhibits:

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
1.1	Underwriting Agreement, dated December 17, 2020, by and among the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

2.1	Agreement and Plan of Merger, dated as of October 12, 2021, by and among the Company, Dune Merger Sub, Inc., Dune Merger Sub II, LLC and TradeZero Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of January 26, 2022, by and among the Company, Dune Merger Sub, Inc., Dune Merger Sub II, LLC and TradeZero Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on January 26, 2022).

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.4	Warrant Agreement, dated as of December 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

4.5	Description of Registrant’s Securities.

10.1	Letter Agreement, dated December 17, 2020, between the Company, its executive officers, directors and Dune Acquisition Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.2	Investment Management Trust Agreement, dated as of December 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.3	Registration Rights Agreement, dated December 17, 2020, by and among the Company, Dune Acquisition Holdings LLC and the holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.4	Private Placement Warrants Purchase Agreement, dated as of December 17, 2020, by and between the Company and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

10.6	Promissory Note, dated June 18, 2020, issued to Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

10.7	Securities Subscription Agreement dated June 18, 2020, by and between the Company and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

10.8	Administrative Service Agreement, dated as of December 17, 2020, by and between the Company and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.9	Support Agreement, dated as of October 12, 2021, by and among the Company, TradeZero Holding Corp., and certain stockholders of TradeZero Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

10.10	Sponsor Agreement, dated as of October 12, 2021, by and among the Company, Dune Acquisition Holdings, LLC, and TradeZero Holding Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

10.11	Lock-up Agreement, dated as of October 12, 2021, by and among the Company, Dune Acquisition Holdings, LLC, and certain stockholders of TradeZero Holding Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2022	DUNE ACQUISITION CORPORATION

	By:	/s/ Carter Glatt
		Name:	Carter Glatt
		Title:	Chief Executive Officer and Director

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

/s/ Carter Glatt	Chief Executive Officer and Director	March 29, 2022
Carter Glatt	(Principal Executive Officer)

/s/ Michael Castaldy	Chief Financial Officer and Director	March 29, 2022
Michael Castaldy	(Principal Financial and Accounting Officer)

/s/ William Nance	Director	March 29, 2022
William Nance
/s/ Igor Fuks	Director	March 29, 2022
Igor Fuks
/s/ Jeron Smith	Director	March 29, 2022
Jeron Smith

DUNE ACQUISITION CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #100)	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dune Acquisition Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dune Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from June 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from June 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 22, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 29, 2022

PCAOB ID Number 100

DUNE ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalent	$116,140	$941,242
Prepaid expenses	92,473	316,989
Total current assets	208,613	1,258,231
Investments held in Trust Account	172,543,076	172,511,212
Total Assets	$172,751,689	$173,769,443

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$131,853	$332,263
Accrued expenses	1,598,232	70,000
Due to related party	30,811	-
Franchise tax payable	160,097	106,899
Total current liabilities	1,920,993	509,162
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	6,602,750	14,580,610
Total liabilities	14,561,243	21,127,272

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at $10.00 per share at redemption as of December 31, 2021 and 2020	172,500,000	172,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December 31, 2021 and 2020	431	431
Additional paid-in capital	-	-
Accumulated deficit	(14,309,985)	(19,858,260)
Total stockholders’ deficit	(14,309,554)	(19,857,829)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$172,751,689	$173,769,443

The accompanying notes are an integral part of these consolidated financial statements.

DUNE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from June 18, 2020 (inception) through December 31, 2020

General and administrative expenses	$2,215,708	$33,465
General and administrative expenses - related party	120,000	10,000
Franchise tax expense	204,258	106,899
Total operating expenses	(2,539,966)	(150,364)
Other income (expenses):
Change in fair value of derivative warrant liabilities	7,977,860	(1,673,870)
Financing costs - derivative warrant liabilities	-	(469,004)
Income on investments held in Trust Account	110,381	11,212
Net income (loss)	$5,548,275	$(2,282,026)

Weighted average shares outstanding of Class A common stock, basic and diluted	17,250,000	985,714
Basic and diluted net income (loss) per share, Class A common stock	$0.26	$(0.48)
Weighted average shares outstanding of Class B common stock, basic and diluted	4,312,500	3,782,143
Basic and diluted net income (loss) per share, Class B common stock	$0.26	$(0.48)

The accompanying notes are an integral part of these consolidated financial statements.

DUNE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Year Ended December 31, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	-	$-	4,312,500	$431	$-	$(19,858,260)	$(19,857,829)
Net income	-	-	-	-	-	5,548,275	5,548,275
Balance - December 31, 2021	-	$-	4,312,500	$431	$-	$(14,309,985)	$(14,309,554)

	For the Period from June 18, 2020 (Inception) through December 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	4,312,500	431	24,569	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	170,040	-	170,040
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(194,609)	(17,576,234)	(17,770,843)
Net loss	-	-	-	-	-	(2,282,026)	(2,282,026)
Balance - December 31, 2020	-	$-	4,312,500	$431	$-	$(19,858,260)	$(19,857,829)

The accompanying notes are an integral part of these consolidated financial statements.

DUNE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from June 18, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net income (loss)	$5,548,275	$(2,282,026)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	-	959
Change in fair value of derivative warrant liabilities	(7,977,860)	1,673,870
Financing costs - derivative warrant liabilities	-	469,004
Income on investments held in Trust Account	(110,381)	(11,212)
Changes in operating assets and liabilities:
Prepaid expenses	224,516	(316,989)
Accounts payable	(200,410)	332,263
Due to related party	30,811	-
Accrued expenses	1,528,232	-
Franchise tax payable	53,198	106,899
Net cash used in operating activities	(903,619)	(27,232)

Cash Flows from Investing Activities
Investment income released from Trust Account	78,517	-
Cash deposited in Trust Account	-	(172,500,000)
Net cash provided by (used in) investing activities	78,517	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	30,000
Repayment of note payable to related party	-	(30,959)
Proceeds received from initial public offering, gross	-	172,500,000
Proceeds received from private placement	-	4,850,000
Offering costs paid	-	(3,905,567)
Net cash provided by financing activities	-	173,468,474

Net change in cash and cash equivalent	(825,102)	941,242

Cash and cash equivalent - beginning of the period	941,242	-
Cash and cash equivalent - end of the period	$116,140	$941,242

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions in connection with the initial public offering	$-	$6,037,500

The accompanying notes are an integral part of these consolidated financial statements.

DUNE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from June 18, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “initial public offering”), described below, and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering (as defined below).

Sponsor and Financing

The Company’s sponsor is Dune Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s initial public offering was declared effective on December 17, 2020. On December 22, 2020, the Company consummated its initial public offering of 17,250,000 units (the “units”) and, with respect to the Class A common stock included in the units being offered, (the “public shares”), including 2,250,000 additional units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.0 million, of which approximately $6.0 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the initial public offering, the Company consummated the private placement (“private placement”) of 4,850,000 warrants (each, a “private placement warrant” and collectively, the “private placement warrants”) at a price of $1.00 per private placement warrant to the Sponsor, generating proceeds of approximately $4.9 million (Note 4).

Trust Account

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per Unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was held in a trust account (the “trust account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

Initial Business Combination

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

The Company will provide the holders (the “public stockholders”) of the public shares with the opportunity to redeem all or a portion of their public shares upon the completion of a business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then held in the trust account (initially anticipated to be $10.00 per public share). The per-share amount to be distributed to public stockholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These public shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a business combination if a majority of the shares voted are voted in favor of the business combination. The Company will not redeem the public shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholders may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a business combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any public shares purchased during or after the initial public offering in favor of a business combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of a business combination.

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

The initial stockholders agreed to waive their rights to liquidating distributions from the trust account with respect to the Founder Shares if the Company fails to complete a business combination within the Combination Period. However, if the initial stockholders acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete a business combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the trust account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.00. In order to protect the amounts held in the trust account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement (a “Target”), reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public shares due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, except for the Company’s independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Proposed Business Combination

On October 12, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Dune Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), Dune Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary the Company (“Merger Sub II”), and TradeZero Holding Corp., a Delaware corporation (“TradeZero”).

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

The Mergers

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “business combination”): (i) at the Closing, (A) in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into TradeZero with TradeZero surviving the merger as a direct, wholly-owned subsidiary of Dune, and (B) subject to certain exceptions, in accordance with the DGCL and the Limited Liability Company Act of the State of Delaware, TradeZero will merge with and into Merger Sub II, with Merger Sub II surviving the merger as a direct, wholly-owned subsidiary of Dune; and (ii) the Company will be renamed “TradeZero Global Inc.” (“New TradeZero”).

The board of directors of the Company(the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the business combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Dune. The board of directors of TradeZero has also unanimously (i) approved and declared advisable the Merger Agreement, the business combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of TradeZero.

The board of directors of TradeZero unanimously approved the Merger Agreement and the transactions contemplated thereby. The Merger Agreement and the transactions contemplated thereby were approved by the TradeZero stockholders following the execution of the Merger Agreement on October 12, 2021.

Conditions to Closing

The obligation of the Company and TradeZero to consummate the business combination pursuant to the Merger Agreement is subject to the satisfaction or waiver of certain closing conditions, including, among others: (i) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”); (ii) approval by the Financial Industry Regulatory Authority (“FINRA”) and other international regulatory agencies (if necessary); (iii) approval of the business combination and related agreements and transactions (as more particularly set forth in the Merger Agreement) by the respective stockholders of the Company and TradeZero; (iv) the aggregate cash proceeds from Dune’s trust account or other available cash (including any potential financing conducted by the Company as permitted under the Merger Agreement or the net proceeds obtained by TradeZero as a result of any debt financing arrangements that remain outstanding following the Closing) equaling or exceeding $80,000,000 after giving effect to the redemption of any shares of Dune’s Class A common stock, par value $0.0001 per share, in connection with the stockholder vote to approve the business combination (the “Available Closing SPAC Cash”); (v) the listing or receipt of approval for listing of New TradeZero’s shares of Class A common stock on the New York Stock Exchange; and (vi) receipt of TradeZero’s audited consolidated financial statements which shall not materially deviate from TradeZero’s previously delivered unaudited combined consolidated financial statements for the same periods.

Covenants

The Merger Agreement contains certain covenants, including, among others, providing for: (i) the parties to conduct their respective businesses in the ordinary course through the Closing; (ii) TradeZero to provide to the Company and its representatives reasonable access through the Closing to TradeZero’s properties, books, records and personnel; (iii) TradeZero to prepare and deliver certain of its unaudited interim consolidated financial statements and audited consolidated financial statements; (iv) the parties to use commercially reasonable best efforts to make all required filings pursuant to the HSR Act and to request early termination of all waiting periods applicable under the HSR Act; (v) TradeZero to use its commercially reasonable efforts to prepare and file with FINRA the continuing membership application on Form CMA pursuant to FINRA Rule 1017 with respect to TradeZero America, Inc.; (vi) the Company and TradeZero to prepare, and the Company to file, the proxy statement in connection with the business combination and the Company to take certain other actions to obtain the requisite approval of the Company stockholders of certain proposals regarding the business combination; (viii) the Company to adopt, subject to the approval of its stockholders, the New TradeZero Incentive Plan and an employee stock purchase plan and (ix) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions.

Representations and Warranties

The Merger Agreement contains customary representations and warranties by the Company, Merger Sub, Merger Sub II, and TradeZero. The representations and warranties of the respective parties to the Merger Agreement will not survive the Closing.

Termination

The Merger Agreement may be terminated under certain limited circumstances prior to the Closing, including, among others, (i) by mutual written consent of the Company and TradeZero, (ii) by either the Company or TradeZero if there is in effect any law or final, non-appealable order, judgment, injunction, decree, writ, ruling, stipulation, determination or award issued, promulgated, made, rendered or entered into by any court or other tribunal of competent jurisdiction that permanently restrains, enjoins, makes illegal or otherwise prohibits the consummation of the business combination, (iii) by either the Company or TradeZero if the Closing has not occurred on or before July 12, 2022, (iv) by either the Company or TradeZero if certain approvals of Dune’s stockholders are not obtained, (v) by the Company in certain circumstances following the Company’s special meeting if the Available Closing SPAC Cash would be less than $80,000,000, and (vi) by the Company if TradeZero’s audited combined consolidated financial statements materially deviate from its unaudited consolidated financial statements.

Certain Related Agreements

Support Agreement

On October 12, 2021, TradeZero’s stockholders entered into a support agreement with the Company (the “Support Agreement”). Under the Support Agreement, TradeZero’s stockholders agreed that they will not transfer their shares of TradeZero capital stock and will continue to support, and refrain from taking certain actions, in each case, subject to the terms and conditions contemplated by the Support Agreement.

Sponsor Agreement

On October 12, 2021, the Company, our Sponsor and TradeZero entered into a sponsor agreement (the “Sponsor Agreement”). Under the Sponsor Agreement, the Sponsor agreed to, among other things, (i) vote in favor of the business combination, (ii) waive the anti-dilution protection afforded under the Company’s amended and restated certificate of incorporation in respect of the shares of Class B common stock of the Company held by the Sponsor in connection with the business combination and (iii) not transfer its shares of the Company capital stock and will continue to support, and refrain from taking certain actions that would negatively affect, the transactions contemplated by the Merger Agreement from occurring, in each case, subject to the terms and conditions contemplated by the Sponsor Agreement. Pursuant to the Sponsor Agreement, the Company agreed to indemnify the Sponsor against certain liabilities it may incur in connection with the business combination, subject to certain exceptions.

Lock-up Agreement

On October 12, 2021, the Company, the Sponsor and TradeZero’s stockholders entered into a lock-up agreement (the “Lock-up Agreement”), which will be effective as of the Closing. Under the Lock-up Agreement, the Sponsor and the TradeZero stockholders agreed to certain restrictions on transfer with respect to the shares of New TradeZero Class A common stock and private placement warrants they hold or will receive upon the Closing, which restrictions amend and supersede the restrictions on transfer the Sponsor agreed to in that certain letter agreement, dated December 17, 2020, entered into by and among the Company, the Sponsor and Dune’s officers and directors in connection with Dune’s initial public offering. The restrictions on transfer contained in the Lock-up Agreement apply to both the Sponsor and TradeZero’s existing stockholders and end: (i) with respect to New TradeZero’s Class A common stock, on the earlier of 180 days after Closing and the date on which New TradeZero completes a liquidation, merger, capital stock exchange, reorganization, bankruptcy or other similar transaction that results in all of the Class A common stock of New TradeZero being converted into cash, securities or other property; and (ii) with respect to New TradeZero’s private placement warrants, on the later of thirty days after the Closing and December 22, 2021.

Nomination Agreement

The Merger Agreement contemplates that, at the Closing, New TradeZero will enter into a nomination agreement (the “Nomination Agreement”) with John Muscatella, Daniel Pipitone, Giovanni Ferrara, John Caruso and Kosta Corriveau (the “TradeZero Members”) and the Sponsor, pursuant to which the TradeZero Members will have the right to nominate members of the board of directors of New TradeZero in the number and subject to the beneficial ownership thresholds and terms and conditions set forth therein. Following the Closing, the board of directors will consist of at least seven (7) directors, with the board to be divided into three (3) classes. The directors shall initially include: (i) Daniel Pipitone and John Muscatella as Class I directors; (ii) two (2) independent director nominees to be designated by TradeZero prior to the Closing; (iii) one (1) independent director nominee to be designated by the Company prior to the Closing (who shall be a Class III director); (iv) two (2) independent director nominees to be designated by Dune, who shall initially be Carter Glatt (who shall be a Class II director) and William Nance (who shall be a Class I director); and (v) such other director nominees to be designated by TradeZero pursuant to written notice to the Company following the date of the Merger Agreement. Carter Glatt, William Nance and the independent director nominee to be designated by the Company prior to the Closing are entitled serve on the Board until the expiration of their initial terms.

Liquidity and Capital Resources and Going Concern

As of December 31, 2021, the Company had approximately $116,000 in cash in its operating account and a working capital deficit of approximately $1,521,000 (excluding tax obligations of approximately $160,000 that may be paid using investment income earned from the trust account).

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 22, 2022 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the business combination prior to the liquidation date.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 22, 2022. The Company intends to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 22, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s, or its target’s, financial position, results of its operations and/or completion of the business combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

The consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

This may make comparison of the Company’s consolidated financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the derivative warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in the trust account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the trust account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the trust account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the trust account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the trust account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the consolidated balance sheets, except for derivative warrant liabilities (see Note 9).

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the initial public offering. Offering costs are allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred, presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the public shares were charged against the carrying value of the shares of Class A common stock upon the completion of the initial public offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The warrants to purchase Class A common stock issued in connection with the initial public offering (the “public warrants”) and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The initial fair value of the public warrants has been measured at fair value using a Monte Carlo simulation model. Subsequent to the public warrants being traded on an active market, the fair value of the public warrants has been based on the observable listed prices for such warrants. The fair value of the private placement warrants was estimated using Black-Scholes. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, a total of 17,250,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the initial public offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 13,475,000 shares of Class A common stock in the calculation of diluted income (loss) per share of common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share of common stock for the year ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Year Ended December 31, 2021		For the Period from June 18, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$4,438,620	$1,109,655	$(471,790)	$(1,810,236)

Denominator:
Basic and diluted weighted average common shares outstanding	17,250,000	4,312,500	985,714	3,782,143
Basic and diluted net income (loss) per common share	$0.26	$0.26	$(0.48)	$(0.48)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recently Adopted Accounting Standards

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

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3 — Initial Public Offering

Public Units

In the initial public offering, which closed December 22, 2020, the Company sold 17,250,000 units, including the issuance of 2,250,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at a price of $10.00 per unit. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant (each whole warrant, a “warrant”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of the initial public offering. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional units to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. The Company issued 2,250,000 units in connection with the underwriters’ exercise of the over-allotment option in full.

Note 4 — Related Party Transactions

Founder Shares

On July 10, 2020, the Sponsor purchased 3,737,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “founder shares”) for an aggregate price of $25,000. On December 17, 2020, pursuant to the amended and restated certificate of incorporation, each founder share outstanding immediately prior to December 17, 2020 was converted into one and two-thirteenths (1 2/13) founder shares, resulting in an aggregate of 4,312,500 founder shares outstanding. The initial stockholders agreed to forfeit up to 562,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the founder shares would represent 20% of the Company’s issued and outstanding shares after the initial public offering. The underwriter exercised its over-allotment option in full on December 22, 2020; thus, these 562,500 founder shares were no longer subject to forfeiture. The founder shares are identical to the shares of Class A common stock included in the units sold in the initial public offering except that the founder shares are subject to certain transfer restrictions, as described in more detail below.

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

Private Placement Warrants

Simultaneously with the closing of the initial public offering, the Company consummated the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant to the Sponsor, generating proceeds of $4,850,000. Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the initial public offering held in the trust account such that at closing of the initial public offering, $172,000,000 was placed in the trust account.

The private placement warrants (including the shares of common stock issuable upon exercise of the private placement warrants) are not transferable, assignable or salable until 30 days after the completion of the initial business combination and they are non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the private placement warrants or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers of the private placement warrants or their permitted transferees, the private placement warrants will be redeemable for cash by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the initial public offering and have no net cash settlement provisions.

If the Company does not complete a business combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless.

Related Party Loans

On June 18, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the initial public offering. The Company borrowed approximately $31,000 under the Note and fully repaid the Note in full on December 22, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “working capital loans”). If the Company completes a business combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and December 31, 2020, the Company had no borrowings under working capital loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020, the Company had incurred $120,000 and $10,000 in administrative services expenses under this agreement, respectively. As of December 31, 2021 and December 31, 2020, the Company had no balance outstanding for services in connection with such agreement on the accompanying consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or directors of the Company, or any of their affiliates. There were approximately $31,000 due to related parties as of December 31, 2021. There was no outstanding balance as of December 31, 2020.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotment, at the initial public offering price less the underwriting discounts and commissions. On December 22, 2020 Company issued 2,250,000 Units in connection with the underwriters’ exercise of the over-allotment option in full. The Company paid an underwriting discount of $3,450,000 ($0.20 per Unit sold) to the underwriters at the closing of the initial public offering on December 22, 2020, with an additional fee (the “Deferred Discount”) of $6,037,500 ($0.35 per Unit sold) payable upon the Company’s completion of an initial business combination. The Deferred Discount will become payable to the underwriters from the amounts held in the trust account solely in the event the Company completes its initial business combination, subject to the terms of the underwriting agreement.

Note 6 — Derivative Warrant Liabilities

As of December 31, 2021 and December 31, 2020, the Company had 8,625,000 and 4,850,000 public warrants and private placement warrants outstanding.

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

Note 7 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 17,250,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of Public Warrants at issuance	(8,226,780)
Offering costs allocated to Class A common stock subject to possible redemption	(9,544,063)
Plus:
Accretion on Class A common stock subject to possible redemption amount	17,770,843
Class A common stock subject to possible redemption	$172,500,000

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 17,250,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Common Stock (Founder Shares) — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 9 — Fair Value Measurements

As of December 31, 2020, the public warrants were measured utilizing a Monte Carlo simulation model, and private placement warrants were measured utilizing a Black-Scholes model. Subsequently, the public warrants have been measured at fair value utilizing their listed trading price.

For the year ended December 31, 2021, the Company recognized a gain from a decrease in the fair value of liabilities of $8.0 million presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations. The estimated fair value of private placement warrants as of December 31, 2021 and the estimated fair values of the private placement warrants and the public warrants as of December 31, 2020 were determined utilizing Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The most significant input is volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury securities	$172,543,076	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$4,226,250	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$2,376,500

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury securities	$172,511,212	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$-	$-	$9,249,400
Derivative warrant liabilities - Private Placement	$-	$-	$5,331,210

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the public warrants were separately listed and traded in February 2021. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Unit price	$10.15	$10.25
Volatility	8.80%	17.70%
Stock price	$9.90	$9.71
Expected life of the options to convert (years)	5.42	6.47
Risk-free rate	1.29%	0.57%

The changes in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020, are summarized as follows:

Derivative warrant liabilities as of June 18, 2020 (inception)	$-
Issuance of public and private placement warrants on December 18, 2020 - Level 3	12,906,740
Change in fair value of derivative warrants liabilities	1,673,870
Derivative warrants liabilities as of December 31, 2020 - Level 3	$14,580,610
Transfer of public warrants to Level 1	(9,249,400)
Change of fair value of derivative warrants liabilities	(2,954,710)
Derivative warrants liabilities as of December 31, 2021 - Level 3	$2,376,500

Note 10 — Income Taxes

The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021.

The income tax provision (benefit) consists of the following:

	For the Year Ended December 31, 2021	For the Period from June 18, 2020 (inception) through December 31, 2020

Current
Federal	$-	$-
State	-	-
Deferred
Federal	(510,213)	(29,222)
State	-	-
Valuation allowance	510,213	29,222
Income tax provision	$-	$-

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020

Deferred tax assets:
Start-up/Organization costs	$499,627	$9,128
Net operating loss carryforwards	39,808	20,094
Total deferred tax assets	539,435	29,222
Valuation allowance	(539,435)	(29,222)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and the period from June 18, 2020 (inception) through December 31, 2020, the valuation allowance increased by approximately $510,000 and approximately $29,000, respectively.

As of December 31, 2021 and 2020, the Company had approximately $190,000 and approximately $96,000, respectively, of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2021	For the Period from June 18, 2020 (inception) through December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	-30.2%	-15.4%
Financing costs of derivative warrant liabilities	0.0%	-4.3%
Change in valuation allowance	9.2%	-1.3%
Income tax expense	0.0%	0.0%

Note 11 — Subsequent Events2

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date and through the date the consolidated financial statements were issued require potential adjustment to or disclosure in the consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

[2]	Company to confirm.