Form 10-Q
period 2022-06-30
Dune Acquisition Corp
filed 2022-08-17
CIK 1817232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 17, 2022, there were 1,182,054 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Dune Acquisition Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

DUNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$6,312	$116,140
Prepaid expenses	34,750	92,473
Total current assets	41,062	208,613
Investments held in trust account	11,831,399	172,543,076
Total Assets	$11,872,461	$172,751,689

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$390,584	$131,853
Accrued expenses	2,569,963	1,598,232
Due to related party	1,500	30,811
Franchise tax payable	89,575	160,097
Income tax payable	6,535	-
Total current liabilities	3,058,157	1,920,993
Deferred underwriting commissions	-	6,037,500
Derivative warrant liabilities	673,750	6,602,750
Total liabilities	3,731,907	14,561,243

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 1,182,054 and 17,250,000 shares issued and outstanding at $10.00 per share at redemption as of June 30, 2022 and December 31, 2021, respectively	11,820,540	172,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	-	-
Accumulated deficit	(3,680,417)	(14,309,985)
Total stockholders’ deficit	(3,679,986)	(14,309,554)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$11,872,461	$172,751,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$1,041,072	$230,326	$1,395,391	$365,283
General and administrative expenses - related party	30,000	30,000	60,000	60,000
Franchise tax expense	49,863	49,863	99,228	100,029
Total operating expenses	(1,120,935)	(310,189)	(1,554,619)	(525,312)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,290,750	(2,406,020)	5,929,000	3,800,610
Gain on forgiveness of deferred underwriting commission	6,037,500	-	6,037,500	-
Interest earned on operating account	1	10	3	24
Income on investments held in trust account	166,440	6,671	224,219	68,799
Income (loss) before income tax expense (benefit)	7,373,756	(2,709,528)	10,636,103	3,344,121
Income tax expense (benefit)	6,535	(2,515)	6,535	-
Net income (loss)	$7,367,221	$(2,707,013)	$10,629,568	$3,344,121

Weighted average shares outstanding of Class A common stock, basic and diluted	15,484,292	17,250,000	16,362,268	17,250,000
Basic and diluted net income (loss) per share, Class A common stock	$0.37	$(0.13)	$0.51	$0.16
Weighted average shares outstanding of Class B common stock, basic and diluted	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net income (loss) per share, Class B common stock	$0.37	$(0.13)	$0.51	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three AND SIX Months Ended JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	4,312,500	$431	$-	$(14,309,985)	$(14,309,554)
Net income	-	-	-	-	-	3,262,347	3,262,347
Balance - March 31, 2022 (Unaudited)	-	-	4,312,500	431	-	(11,047,638)	(11,047,207)
Net income	-	-	-	-	-	7,367,221	7,367,221
Balance - June 30, 2022 (Unaudited)	-	$-	4,312,500	$431	$-	$(3,680,417)	$(3,679,986)

For the Three AND SIX Months Ended JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	4,312,500	$431	$-	$(19,858,260)	$(19,857,829)
Net income	-	-	-	-	-	6,051,134	6,051,134
Balance - March 31, 2021 (Unaudited)	-	-	4,312,500	431	-	(13,807,126)	(13,806,695)
Net loss	-	-	-	-	-	(2,707,013)	(2,707,013)
Balance - June 30, 2021 (Unaudited)	-	$-	4,312,500	$431	$-	$(16,514,139)	$(16,513,708)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$10,629,568	$3,344,121
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,929,000)	(3,800,610)
Forgiveness of deferred underwriting commission	(6,037,500)	-
Income on investments held in trust account	(224,219)	(68,799)
Changes in operating assets and liabilities:
Prepaid expenses	57,723	87,956
Accounts payable	258,731	(298,268)
Accrued expenses	1,041,731	75,000
Due to related party	(29,311)	18,335
Franchise tax payable	(70,522)	(51,031)
Income tax payable	6,535	-
Net cash used in operating activities	(296,264)	(693,296)

Cash Flows from Investing Activities:
Investment income released from trust account to pay for franchise taxes	256,436	78,518
Withdrawal for redemption payment	160,679,460	-
Net cash provided by investing activities	160,935,896	78,518

Cash Flows from Financing Activities:
Offering costs paid	(70,000)	-
Payment of Class A ordinary shares subject to possible redemption	(160,679,460)	-
Net cash used in financing activities	(160,749,460)	-

Net change in cash	(109,828)	(614,778)

Cash - beginning of the period	116,140	941,242
Cash - end of the period	$6,312	$326,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from June 18, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “initial public offering”), described below, and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the initial public offering (as defined below).

Sponsor and Financing

The Company’s sponsor is Dune Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s initial public offering was declared effective on December 17, 2020. On December 22, 2020, the Company consummated its initial public offering of 17,250,000 units (the “units”) and, with respect to the Class A common stock included in the units being offered, (the “public shares”), including 2,250,000 additional units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.0 million, of which approximately $6.0 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the initial public offering, the Company consummated the private placement (“private placement”) of 4,850,000 warrants (each, a “private placement warrant” and collectively, the “private placement warrants”) at a price of $1.00 per private placement warrant to the Sponsor, generating proceeds of approximately $4.9 million (see Note 4).

Trust Account

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per Unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was held in a trust account (the “trust account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

June 14, 2022 Special Meeting of Stockholders

On June 14, 2022, Dune held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, Dune’s stockholders approved an amendment to Dune’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which Dune must complete a business combination from June 22, 2022 to December 22, 2023.

In connection with Dune’s Special Meeting, stockholders holding 16,409,033 public shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account, which would have resulted in (i) approximately $164.1 million (approximately $10.00 per share) being removed from the trust account to pay such holders, (ii) approximately $8.4 million remaining in the trust account and (iii) 5,153,467 shares of common stock outstanding (including 840,967 public shares and 4,312,500 Founder Shares (as defined in Note 4)).

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

On June 15 and 16, 2022, Dune consented to requests to reverse the redemptions of an aggregate of 341,087 public shares. As a result of such redemption reversals, (i) stockholders holding an aggregate of 16,067,946 public shares exercised and have not reversed their right to redeem such shares for a pro rata portion of the funds held in the trust account, (ii) approximately $160.7 million (approximately $10.00 per share) was removed from the trust account to pay such holders, (iii) approximately $11.8 million remained in the trust account and (iv) 5,494,554 shares of common stock remained outstanding (including 1,182,054 public shares and 4,312,500 Founder Shares).

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

The Company will provide the holders of the public shares (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then held in the trust account (initially anticipated to be $10.00 per public share). The per-share amount to be distributed to public stockholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These public shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a business combination if a majority of the shares voted are voted in favor of the business combination. The Company will not redeem the public shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholders may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a business combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any public shares purchased during or after the initial public offering in favor of a business combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of a business combination.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

If the Company is unable to complete a business combination within 18 months from the closing of the initial public offering, or December 22, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Proposed Business Combination

On October 12, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Dune Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), Dune Merger Sub II, LLC, a Delaware limited liability company and direct, wholly owned subsidiary the Company (“Merger Sub II”), and TradeZero Holding Corp., a Delaware corporation (“TradeZero”).

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

In addition, immediately prior to the Closing, the holders of Class A common stock of TradeZero immediately prior to the Closing will receive a cash disbursement from TradeZero equal to the lesser of (i) the difference between the TradeZero’s cash balance at the Closing and $10,000,000 or (ii) $30,000,000. On or as soon as practicable following the Closing, New TradeZero shall grant restricted stock unit awards of New TradeZero to certain TradeZero equityholders (the “RSU Earnout Awards”), and the holders of Class A common stock of TradeZero immediately prior to the Closing and the holders of the RSU Earnout Awards will have the right to receive a pro rata share of up to 9,000,000 additional shares of New TradeZero Class A common stock upon the occurrence of certain earn-out triggering events, as follows: (i) 3,000,000 shares (the “$12.00 Earn Out Shares”) upon the date on which the volume weighted average closing sale price of New TradeZero’s Class A common stock as reported on the New York Stock Exchange (or the stock exchange on which New TradeZero’s Class A common stock is then listed) (the “Stock Exchange”) for a period of twenty (20) trading days out of thirty (30) consecutive trading days (as equitably adjusted as appropriate to reflect any stock splits, reverse stock splits, stock dividends (including any divided or distribution of securities convertible into New TradeZero Class A common stock), extraordinary cash dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction with respect to New TradeZero Class A common stock) (such price, the “Share Price”) is equal to or greater than $12.00 per share at any time during the period beginning at the Closing and ending on the three-year anniversary of the Closing date (the “Earn Out Period”); (ii) 3,000,000 shares (the “$15.00 Earn Out Shares”) upon the date on which the Share Price is equal to or greater than $15.00 per share during the Earn Out Period; and (iii) 3,000,000 shares (the “$18.00 Earn Out Shares”) upon the date on which the Share Price is equal to or greater than $18.00 per share during the Earn Out Period.

The Mergers

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur: (i) at the Closing, (A) in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into TradeZero with TradeZero surviving the merger as a direct, wholly owned subsidiary of Dune, and (B) subject to certain exceptions, in accordance with the DGCL and the Limited Liability Company Act of the State of Delaware, TradeZero will merge with and into Merger Sub II, with Merger Sub II surviving the merger as a direct, wholly owned subsidiary of Dune; and (ii) the Company will be renamed “TradeZero Global Inc.” (“New TradeZero”).

The board of directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the business combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Dune. The board of directors of TradeZero has also unanimously (i) approved and declared advisable the Merger Agreement, the business combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of TradeZero.

The board of directors of TradeZero unanimously approved the Merger Agreement and the transactions contemplated thereby. The Merger Agreement and the transactions contemplated thereby were approved by the TradeZero stockholders following the execution of the Merger Agreement on October 12, 2021.

Conditions to Closing

The obligation of the Company and TradeZero to consummate the business combination pursuant to the Merger Agreement is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”); (ii) approval by the Financial Industry Regulatory Authority (“FINRA”) and other international regulatory agencies (if necessary); (iii) approval of the business combination and related agreements and transactions (as more particularly set forth in the Merger Agreement) by the respective stockholders of the Company and TradeZero; (iv) the aggregate cash proceeds from Dune’s trust account or other available cash (including any potential financing conducted by the Company as permitted under the Merger Agreement or the net proceeds obtained by TradeZero as a result of any debt financing arrangements that remain outstanding following the Closing) equaling or exceeding $80,000,000 after giving effect to the redemption of any public shares, par value $0.0001 per share, in connection with the stockholder vote to approve the business combination (the “Available Closing SPAC Cash”); (v) the listing or receipt of approval for listing of New TradeZero’s shares of Class A common stock on the New York Stock Exchange; and (vi) receipt of TradeZero’s audited consolidated financial statements which shall not materially deviate from TradeZero’s previously delivered unaudited combined consolidated financial statements for the same periods.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Sponsor Agreement

On October 12, 2021, the Company, Sponsor and TradeZero entered into a sponsor agreement (the “Sponsor Agreement”). Under the Sponsor Agreement, the Sponsor agreed to, among other things, (i) vote in favor of the business combination, (ii) waive the anti-dilution protection afforded under the Company’s amended and restated certificate of incorporation in respect of the shares of Class B common stock of the Company held by the Sponsor in connection with the business combination and (iii) not transfer its shares of the Company capital stock and will continue to support, and refrain from taking certain actions that would negatively affect, the transactions contemplated by the Merger Agreement from occurring, in each case, subject to the terms and conditions contemplated by the Sponsor Agreement. Pursuant to the Sponsor Agreement, the Company agreed to indemnify the Sponsor against certain liabilities it may incur in connection with the business combination, subject to certain exceptions.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Lock-up Agreement

On October 12, 2021, the Company, the Sponsor and TradeZero’s stockholders entered into a lock-up agreement (the “Lock-up Agreement”), which will be effective as of the Closing. Under the Lock-up Agreement, the Sponsor and the TradeZero stockholders agreed to certain restrictions on transfer with respect to the shares of New TradeZero Class A common stock and private placement warrants they hold or will receive upon the Closing, which restrictions amend and supersede the restrictions on transfer the Sponsor agreed to in that certain letter agreement, dated December 17, 2020, entered into by and among the Company, the Sponsor and Dune’s officers and directors in connection with Dune’s initial public offering. The restrictions on transfer contained in the Lock-up Agreement apply to both the Sponsor and TradeZero’s existing stockholders and end (i) with respect to New TradeZero’s Class A common stock, on the earlier of 180 days after Closing and the date on which New TradeZero completes a liquidation, merger, capital stock exchange, reorganization, bankruptcy or other similar transaction that results in all of the Class A common stock of New TradeZero being converted into cash, securities or other property; and (ii) with respect to New TradeZero’s private placement warrants, on the later of thirty days after the Closing and December 22, 2021.

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

Dispute Relating to the Business Combination with TradeZero

On April 1, 2022, the Company, along with Merger Sub, Merger Sub II and the Sponsor (collectively, the “Dune Plaintiffs”) filed a four-count complaint in the Delaware Court of Chancery against TradeZero and Messrs. Pipitone, Ferrara, Muscatella, Choi, Koslow, Caruso and Corriveau (together, the “TradeZero Defendants”), each of whom are part of TradeZero’s management team. The Dune Plaintiffs bring claims for breach of contract, fraudulent inducement, fraudulent misrepresentation and unjust enrichment. On April 18, 2022, the Company issued a press release announcing the Dune Plaintiffs’ ongoing litigation against the TradeZero Defendants. On May 3, 2022, after careful consideration and consultation with the Company’s management and outside legal advisors, the Company’s board of directors (the “Board”), who had previously unanimously endorsed and approved of the business combination with TradeZero, announced that it had changed its recommendation to the Company’s stockholders and now unanimously recommends that the Company’s stockholders vote against the business combination with TradeZero. On May 5, 2022, the TradeZero Defendants filed a motion to dismiss the Dune Plaintiff ’s lawsuit; on July 8, 2022, the Company filed an amended complaint; on July 22, 2022 TradeZero filed a motion to dismiss the amended complaint.

On July 13, 2022, the Company received a notice from TradeZero that purported to terminate the Merger Agreement pursuant to Sections 10.01(c) and 10.01(i) thereof (the “Purported Termination Notice”). On July 15, 2022, the Company sent a letter to TradeZero in response to the Purported Termination Notice stating, among other things, that TradeZero is not permitted to terminate the Merger Agreement because of TradeZero’s breaches of, and failure to perform under, the Merger Agreement. As a result, the Purported Termination Notice is invalid and unenforceable, and TradeZero continues to be bound to its obligations under the Merger Agreement in all respects.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $6,000 in cash in its operating account and a working capital deficit of approximately $2.9 million.

The Company’s liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $31,000 under the Note (see Note 4). The Company repaid the loan in full on December 22, 2020. Subsequent from the consummation of the initial public offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement held outside of the trust account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 22, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the business combination prior to the liquidation date.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2023. The Company intends to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by December 22, 2023.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period. Certain prior year amounts, in the condensed consolidated statement of cash flows, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2022.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in the trust account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the trust account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the trust account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the trust account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the trust account are determined using available market information.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets, except for derivative warrant liabilities (see Note 9).

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

JUNE 30, 2022

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, a total of 1,182,054 and 17,250,000 shares, respectively, of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the initial public offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 13,475,000 shares of Class A common stock in the calculation of diluted income (loss) per share of common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share of common stock for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$5,762,358	$1,604,863	$(2,165,610)	$(541,403)

Denominator:
Basic and diluted weighted average common stock outstanding	15,484,292	4,312,500	17,250,000	4,312,500

Basic and diluted net income (loss) per common stock	$0.37	$0.37	$(0.13)	$(0.13)

	For the Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$8,412,372	$2,217,196	$2,675,297	$668,824

Denominator:
Basic and diluted weighted average common stock outstanding	16,362,268	4,312,500	17,250,000	4,312,500

Basic and diluted net income per common stock	$0.51	$0.51	$0.16	$0.16

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and the measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 - Initial Public Offering

Public Units

In the initial public offering, which closed December 22, 2020, the Company sold 17,250,000 units, including the issuance of 2,250,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at a price of $10.00 per unit. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant (each whole warrant, a “warrant”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of the Company’s initial business combination and 12 months from the closing of the initial public offering. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

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

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of the initial business combination or earlier if, subsequent to the initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, and (B) the date following the completion of the initial business combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “working capital loans”). If the Company completes a business combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under working capital loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended June 30, 2022 and 2021, the Company had incurred $30,000 and $30,000 in administrative services expenses under this agreement, respectively. For the six months ended June 30, 2022 and 2021, the Company had incurred $60,000 and $60,000 in administrative services expenses under this agreement, respectively. As of June 30, 2022 and December 31, 2021, the Company had $0 and $20,000 outstanding, respectively, for services in connection with such agreement in due to related parties on the accompanying condensed consolidated balance sheets.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or directors of the Company, or any of their affiliates. As of June 30, 2022 and December 31, 2021, there were $1,500 and $30,811 due to related party respectively.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares, private placement warrants and warrants that may be issued upon conversion of working capital loans, if any (and any underlying securities), are entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On June 14, 2022, Dune entered into a letter agreement (the “Amendment Letter”) with Cantor Fitzgerald & Co. (“Cantor”) to amend that certain underwriting agreement (the “Underwriting Agreement”), dated December 17, 2020, by and between Dune and Cantor, as representative of the several underwriters named therein (the “Underwriters”), pursuant to which Cantor agreed to waive in full the Deferred Discount. Pursuant to the Amendment Letter, Dune agreed to grant Cantor with a right of first refusal to act as Dune’s capital markets advisor with an advisory fee of $3,800,000, subject to the conditions described in the Amendment Letter.

Note 6 - Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had 8,625,000 and 4,850,000 public warrants and private placement warrants outstanding, respectively.

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

JUNE 30, 2022

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 1,182,054 and 17,250,000 shares, respectively, of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of Public Warrants at issuance	(8,226,780)
Offering costs allocated to Class A common stock subject to possible redemption	(9,544,063)
Plus:
Accretion on Class A common stock subject to possible redemption amount	17,770,843
Class A common stock subject to possible redemption, December 31, 2021	172,500,000
Redemption of Class A common stock subject to possible redemption	(160,679,460)
Class A common stock subject to possible redemption, June 30, 2022	$11,820,540

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 1,182,054 and 17,250,000 shares, respectively, of Class A common stock issued and outstanding, all of which were subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Common Stock (Founder Shares) - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding (see Note 4).

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

For the three months ended June 30, 2022, the Company recognized a gain/(loss) from a decrease/(increase) in the fair value of liabilities of approximately $2.3 million presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2022, the Company recognized a gain/(loss) from a decrease/(increase) in the fair value of liabilities of approximately $5.9 million presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of private placement warrants as of June 30, 2022 was based on the fair value of the public warrants and the estimated fair value of the private placement warrants as of December 31, 2021 were determined utilizing Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The most significant input is volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account - U.S. Treasury securities	$11,831,399	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$431,250	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$242,500

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account - U.S. Treasury securities	$172,543,076	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$4,226,250	$-	$-
Derivative warrant liabilities - Private Placement	$-	$-	$2,376,500

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the public warrants were separately listed and traded in February 2021. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of December 31, 2021
Exercise price	$11.50
Unit price	$10.15
Volatility	8.80%
Stock price	$9.90
Expected life of the options to convert (years)	5.42
Risk-free rate	1.29%

The changes in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the six months ended June 30, 2022 and 2021 are summarized as follows:

	Six Months Ended June 30,
	2022	2021
Derivative warrant liabilities as of January 1	$2,376,500	$14,580,610
Transfer out of Level 3, Public Warrants start trading	-	(5,354,620)
Change in fair value of derivative warrant liabilities - Level 3	(1,309,500)	(6,206,630)
Derivative warrant liabilities as of March 31 - Level 3	1,067,000	3,019,360
Change in fair value of derivative warrant liabilities - Level 3	(824,500)	860,640
Derivative warrant liabilities as of June 30 - Level 3	$242,500	$3,880,000

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was held in the trust account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

If we are unable to complete a business combination within 18 months from the closing of the initial public offering, or December 22, 2023, (the “Combination Period”) and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

June 14, 2022 Special Meeting of Stockholders

On June 14, 2022, Dune held the “Special Meeting. At the Special Meeting, Dune’s stockholders approved the Charter Amendment to extend the date by which Dune must complete a business combination from June 22, 2022 to December 22, 2023.

In connection with Dune’s Special Meeting, stockholders holding 16,409,033 public shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account, which would have resulted in (i) approximately $164.1 million (approximately $10.00 per share) being removed from the trust account to pay such holders, (ii) approximately $8.4 million remaining in the trust account and (iii) 5,153,467 shares of common stock outstanding (including 840,967 public shares and 4,312,500 Founder Shares (as defined in Note 4)).

On June 15 and 16, 2022, Dune consented to requests to reverse the redemptions of an aggregate of 341,087 public shares. As a result of such redemption reversals, (i) stockholders holding an aggregate of 16,067,946 public shares exercised and have not reversed their right to redeem such shares for a pro rata portion of the funds held in the trust account, (ii) approximately $160.7 million (approximately $10.00 per share) will be removed from the trust account to pay such holders, (iii) approximately $11.8 million remained in the trust account and (iv) 5,494,554 shares of common stock will remain outstanding (including 1,182,054 public shares and 4,312,500 Founder Shares).

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

In addition, immediately prior to the Closing, holders of TradeZero Common Stock immediately prior to Closing will receive a cash disbursement from TradeZero’s cash balance at Closing equal to the lesser of (a) the difference between TradeZero’s cash balance at Closing and $10,000,000 and (b) $30,000,000. On or as soon as practicable following the Closing, New TradeZero will grant RSU Earn Out Awards, and the holders of TradeZero Common Stock immediately prior to the Closing and the holders of the RSU Earn Out Awards will have the right to receive a pro rata share of up to 9,000,000 additional shares of New TradeZero Common Stock upon the occurrence of certain earn-out triggering events, as follows: (i) 3,000,000 shares upon the date on which the volume weighted average closing sale price of the New TradeZero Common Stock as reported on the New York Stock Exchange (or the stock exchange on which the New TradeZero Common Stock is then listed) for a period of 20 trading days out of 30 consecutive trading days (as equitably adjusted as appropriate to reflect any stock splits, reverse stock splits, stock dividends (including any dividend or distribution of securities convertible into New TradeZero Common Stock), extraordinary cash dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction with respect to New TradeZero Common Stock) is equal to or greater than $12.00 per share at any time during the Earn Out Period; (ii) 3,000,000 shares upon the date on which the Share Price is equal to or greater than $15.00 per share during the Earn Out Period; and (iii) 3,000,000 shares upon the date on which the Share Price is equal to or greater than $18.00 per share during the Earn Out Period.

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

On July 13, 2022, we received the Purported Termination Notice from TradeZero. On July 15, 2022, we sent a letter to TradeZero in response to the Purported Termination Notice stating, among other things, that TradeZero is not permitted to terminate the Merger Agreement because of TradeZero’s breaches of, and failure to perform under, the Merger Agreement. As a result, the Purported Termination Notice is invalid and unenforceable, and TradeZero continues to be bound to its obligations under the Merger Agreement in all respects.

For additional information regarding the Merger Agreement, see the Company’s Current Reports on Form 8-K filed by us on October 12, 2021, January 26, 2022 and July 15, 2022 and the Company’s preliminary proxy statement (as amended), initially filed with the SEC on January 26, 2022.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $6,000 in our operating bank account and a working capital deficit of approximately $2.9 million.

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

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 22, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. Management intends to complete the business combination prior to the liquidation date.

On June 14, 2022, Dune held the Special Meeting. At the Special Meeting, Dune’s stockholders approved the Charter Amendment to extend the date by which Dune must complete a business combination from June 22, 2022 to December 22, 2023.

In connection with Dune’s Special Meeting, stockholders holding 16,409,033 public shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account, which would have resulted in (i) approximately $164.1 million (approximately $10.00 per share) being removed from the trust account to pay such holders, (ii) approximately $8.4 million remaining in the trust account and (iii) 5,153,467 shares of common stock outstanding (including 840,967 public shares and 4,312,500 Founder Shares (as defined in Note 4).

On June 15 and 16, 2022, Dune consented to requests to reverse the redemptions of an aggregate of 341,087 public shares. As a result of such redemption reversals, (i) stockholders holding an aggregate of 16,067,946 public shares exercised and have not reversed their right to redeem such shares for a pro rata portion of the funds held in the trust account, (ii) approximately $160.7 million (approximately $10.00 per share) was removed from the trust account to pay such holders, (iii) approximately $11.8 million remained in the trust account and (iv) 5,494,554 shares of common stock remained outstanding (including 1,182,054 public shares and 4,312,500 Founder Shares).

No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 22, 2023. We intend to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by December 22, 2023.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of June 30, 2022 and December 31, 2021. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception through June 30, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest earned on cash equivalents held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of approximately $7.4 million, which consisted of approximately $2.3 million in non-operating gain from the change in fair value of derivative warrant liabilities, approximately $6.0 million in non-operating gain from the forgiveness of deferred underwriting commissions and income on investments held in trust account of approximately $166,000, partially offset by approximately $1.0 million in general and administrative expenses, $30,000 in general and administrative expenses – related party, approximately $50,000 in franchise tax expenses and approximately $7,000 in income tax expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $2.7 million, which consisted of approximately $2.4 million in non-operating loss from the change in fair value of derivative warrant liabilities, approximately $230,000 in general and administrative expenses, $30,000 in general and administrative expenses - related party, and approximately $50,000 in franchise tax expenses, partially offset by income on investments held in trust account of approximately $7,000 and approximately $3,000 in income tax benefit.

For the six months ended June 30, 2022, we had a net income of approximately $10.6 million, which consisted of approximately $5.9 million in non-operating gain from the change in fair value of derivative warrant liabilities, approximately $6.0 million in non-operating gain from the forgiveness of deferred underwriting commissions and income on investments held in trust account of approximately $224,000, partially offset by approximately $1.4 million in general and administrative expenses, $60,000 in general and administrative expenses – related party, approximately $100,000 in franchise tax expenses and approximately $7,000 in income tax expenses.

For the six months ended June 30, 2021, we had a net income of approximately $3.3 million, which consisted of approximately $3.8 million in non-operating gain from the change in fair value of derivative warrant liabilities and income on investments held in trust account of approximately $69,000, offset by approximately $365,000 in general and administrative expenses, $60,000 in general and administrative expenses - related party, and approximately $100,000 in franchise tax expenses.

Related Party Transactions

Founder Shares

On July 10, 2020, the Sponsor purchased 3,737,500 Founder Shares for an aggregate price of $25,000. On December 17, 2020, pursuant to the amended and restated certificate of incorporation, each Founder Shares outstanding immediately prior to December 17, 2020 was converted into one and two-thirteenths (1 2/13) Founder Shares, resulting in an aggregate of 4,312,500 Founder Shares outstanding. Our initial stockholders agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of our issued and outstanding shares after the initial public offering. The underwriter exercised its over-allotment option in full on December 22, 2020; thus, these 562,500 Founder Shares were no longer subject to forfeiture.

Our initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of the initial business combination or earlier if, subsequent to the initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, and (B) the date following the completion of the initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares.

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

If we do not complete a business combination by December 22, 2023, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete a business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, we had no borrowings under working capital loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. For the three months ended June 30, 2022 and 2021, we had incurred $30,000 and $30,000 in administrative services expenses under this agreement, respectively. For the six months ended June 30, 2022 and 2021, we had incurred $60,000 and $60,000 in administrative services expenses under this agreement, respectively. As of June 30, 2022 and December 31, 2021, we had $0 and $20,000 outstanding, respectively, for services in connection with such agreement in due to related parties on the accompanying condensed consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or directors, or any of their affiliates. As of June 30, 2022 and December 31, 2021, there were $1,500 and $30,811 due to related party, respectively.

Contractual Obligations

Registration Rights

The holders of Founder Shares, private placement warrants and warrants that may be issued upon conversion of working capital loans, if any (and any underlying securities), are entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

On June 14, 2022, Dune entered into the Amendment Letter with Cantor to amend the Underwriting Agreement, dated December 17, 2020, by and between Dune and Cantor, as representative of the Underwriters, pursuant to which Cantor agreed to waive in full the Deferred Discount. Pursuant to the Amendment Letter, Dune agreed to grant Cantor with a right of first refusal to act as Dune’s capital markets advisor with an advisory fee of $3,800,000, subject to the conditions described therein.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, a total of 1,182,054 and 17,250,000 shares, respectively, of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement to purchase an aggregate of 13,475,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangement

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

On April 1, 2022, the Dune Plaintiffs filed a four-count complaint in the Delaware Court of Chancery against the TradeZero Defendants. The Dune Plaintiffs bring claims for breach of contract, fraudulent inducement, fraudulent misrepresentation and unjust enrichment. On April 18, 2022, the Company issued a press release announcing the Dune Plaintiffs’ ongoing litigation against the TradeZero Defendants. On May 3, 2022, after careful consideration and consultation with the Company’s management and outside legal advisors, the Company’s Board, who had previously unanimously endorsed and approved of the business combination with TradeZero, announced that it had changed its recommendation to the Company’s stockholders and now unanimously recommends that the Company’s stockholders vote against the business combination with TradeZero. On May 5, 2022, the TradeZero Defendants filed a motion to dismiss the Dune Plaintiff ’s lawsuit; on July 8, 2022, the Company filed an amended complaint; on July 22, 2022 TradeZero filed a motion to dismiss the amended complaint.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the initial public offering, pursuant to the private placement warrants purchase agreement, the Company completed the private placement of 4,850,000 to Dune Acquisition Holdings LLC (the “Sponsor”) at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $4,850,000. The private placement warrants are identical to the warrants sold as part of the units in the initial public offering, except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company for cash, (ii) may not (including the Class A Common Stock issuable upon exercise of the private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUNE ACQUISITION CORPORATION

Date: August 17, 2022	By:	/s/ Carter Glatt
		Name:	Carter Glatt
		Title:	Chief Executive Officer
(Principal Executive Officer)