Form 10-Q
period 2022-09-30
Dune Acquisition Corp
filed 2022-11-14
CIK 1817232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 1,182,054 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Dune Acquisition Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

DUNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$313	$116,140
Prepaid expenses	17,374	92,473
Total current assets	17,687	208,613
Investments held in Trust Account	11,888,894	172,543,076
Total Assets	$11,906,581	$172,751,689

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,630,591	$131,853
Accrued expenses	2,755,298	1,598,232
Due to related party	1,500	30,811
Franchise tax payable	139,986	160,097
Income tax payable	8,022	-
Total current liabilities	4,535,397	1,920,993
Deferred underwriting commissions	-	6,037,500
Derivative warrant liabilities	673,750	6,602,750
Total liabilities	5,209,147	14,561,243

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 1,182,054 and 17,250,000 shares issued and outstanding at $10.00 per share at redemption as of September 30, 2022 and December 31, 2021, respectively	11,820,540	172,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	-	-
Accumulated deficit	(5,123,537)	(14,309,985)
Total stockholders’ deficit	(5,123,106)	(14,309,554)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$11,906,581	$172,751,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$1,418,716	$128,964	$2,814,108	$494,223
General and administrative expenses - related party	30,000	30,000	90,000	90,000
Franchise tax expense	50,411	50,411	149,639	150,440
Total operating expenses	(1,499,127)	(209,375)	(3,053,747)	(734,663)
Other income (expenses):
Change in fair value of derivative warrant liabilities	-	2,021,250	5,929,000	5,821,860
Forgiveness of deferred underwriting commission	-	-	6,037,500	-
Interest earned on operating account	1	-	4	-
Income on investments held in Trust Account	57,494	19,924	281,713	88,723
Income (loss) before income tax expense	(1,441,632)	1,831,799	9,194,470	5,175,920
Income tax expense (benefit)	1,488	-	8,022	-
Net income (loss)	$(1,443,120)	$1,831,799	$9,186,448	$5,175,920

Weighted average shares outstanding of Class A common stock, basic and diluted	1,182,054	17,250,000	11,246,592	17,250,000
Basic and diluted net income (loss) per share, Class A common stock	$(0.26)	$0.08	$0.59	$0.24
Weighted average shares outstanding of Class B common stock, basic and diluted	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net income (loss) per share, Class B common stock	$(0.26)	$0.08	$0.59	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three AND NINE Months Ended SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	4,312,500	$431	$-	$(14,309,985)	$(14,309,554)
Net income	-	-	-	-	-	3,262,347	3,262,347
Balance - March 31, 2022 (Unaudited)	-	-	4,312,500	431	-	(11,047,638)	(11,047,207)
Net income	-	-	-	-	-	7,367,221	7,367,221
Balance - June 30, 2022 (Unaudited)	-	-	4,312,500	431	-	(3,680,417)	(3,679,986)
Net loss	-	-	-	-	-	(1,443,120)	(1,443,120)
Balance - September 30, 2022 (Unaudited)	-	$-	4,312,500	$431	$-	$(5,123,537)	$(5,123,106)

For the Three AND NINE Months Ended SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	4,312,500	$431	$-	$(19,858,260)	$(19,857,829)
Net income	-	-	-	-	-	6,051,134	6,051,134
Balance - March 31, 2021 (Unaudited)	-	-	4,312,500	431	-	(13,807,126)	(13,806,695)
Net loss	-	-	-	-	-	(2,707,013)	(2,707,013)
Balance - June 30, 2021 (Unaudited)	-	-	4,312,500	431	-	(16,514,139)	(16,513,708)
Net income	-	-	-	-	-	1,831,799	1,831,799
Balance - September 30, 2021 (Unaudited)	-	$-	4,312,500	$431	$-	$(14,682,340)	$(14,681,909)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$9,186,448	$5,175,920
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,929,000)	(5,821,860)
Gain on settlement of deferred underwriting commission	(6,037,500)	-
Income on investments held in Trust Account	(281,713)	(88,723)
Changes in operating assets and liabilities:
Prepaid expenses	75,099	158,349
Accounts payable	1,498,738	(306,067)
Accrued expenses	1,227,066	75,000
Due to related party	(29,311)	28,390
Franchise tax payable	(20,111)	(620)
Income tax payable	8,022	-
Net cash used in operating activities	(302,262)	(779,611)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay for franchise taxes	256,435	78,518
Withdrawal for redemption payment	160,679,460	-
Net cash provided by investing activities	160,935,895	78,518

Cash Flows from Financing Activities:
Offering costs paid	(70,000)	-
Payment of Class A ordinary shares subject to possible redemption	(160,679,460)	-
Net cash used in financing activities	(160,749,460)	-

Net change in cash	(115,827)	(701,093)

Cash - beginning of the period	116,140	941,242
Cash - end of the period	$313	$240,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from June 18, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “initial public offering”), described below, and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the initial public offering (as defined below).

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

SEPTEMBER 30, 2022

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

If the Company is unable to complete a business combination within 36 months from the closing of the initial public offering, or December 22, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $300 in cash in its operating account and a working capital deficit of approximately $4.4 million.

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

SEPTEMBER 30, 2022

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period. Certain prior year amounts, in the condensed consolidated statement of cash flows, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, a total of 1,182,054 and 17,250,000 shares, respectively, of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the initial public offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 13,475,000 shares of Class A common stock in the calculation of diluted income (loss) per share of common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share of common stock for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$(310,461)	$(1,132,659)	$1,465,439	$366,360

Denominator:
Basic and diluted weighted average common stock outstanding	1,182,054	4,312,500	17,250,000	4,312,500

Basic and diluted net income (loss) per common stock	$(0.26)	$(0.26)	$0.08	$0.08

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$6,640,248	$2,546,200	$4,140,736	$1,035,184

Denominator:
Basic and diluted weighted average common stock outstanding	11,246,592	4,312,500	17,250,000	4,312,500

Basic and diluted net income per common stock	$0.59	$0.59	$0.24	$0.24

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “working capital loans”). If the Company completes a business combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under working capital loans.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended September 30, 2022 and 2021, the Company had incurred $30,000 and $30,000 in administrative services expenses under this agreement, respectively. For the nine months ended September 30, 2022 and 2021, the Company had incurred $90,000 and $90,000 in administrative services expenses under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had $0 and $20,000 outstanding, respectively, for services in connection with such agreement in due to related parties on the accompanying condensed consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or directors of the Company, or any of their affiliates. As of September 30, 2022 and December 31, 2021, there were $1,500 and $30,811 due to related party respectively.

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

Note 6 - Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company had 8,625,000 and 4,850,000 public warrants and private placement warrants outstanding, respectively.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 1,182,054 and 17,250,000 shares, respectively, of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of Public Warrants at issuance	(8,226,780)
Offering costs allocated to Class A common stock subject to possible redemption	(9,544,063)
Plus:
Accretion on Class A common stock subject to possible redemption amount	17,770,843
Class A common stock subject to possible redemption, December 31, 2021	172,500,000
Redemption of Class A common stock subject to possible redemption	(160,679,460)
Class A common stock subject to possible redemption, September 30, 2022	$11,820,540

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 1,182,054 and 17,250,000 shares, respectively, of Class A common stock issued and outstanding, all of which were subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Common Stock (Founder Shares) - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding (see Note 4).

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

SEPTEMBER 30, 2022

Note 9 - Fair Value Measurements

The public warrants were initially measured utilizing a Monte Carlo simulation model, and the private placement warrants were measured utilizing a Black-Scholes model. Subsequently when the public warrants were separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price.

For the three months ended September 30, 2022 and 2021, the Company recognized a gain from a decrease in the fair value of liabilities of $0 and approximately $2.0 million, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a gain from a decrease in the fair value of liabilities of approximately $5.9 million and $5.8 million, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations.

The estimated fair value of private placement warrants as of September 30, 2022 was based on the fair value of the public warrants and the estimated fair value of the private placement warrants as of December 31, 2021 were determined utilizing Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The most significant input is volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account - U.S. Treasury securities	$11,888,894	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$431,250	$-	$-
Derivative warrant liabilities - Private Placement	$-	$242,500	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account - U.S. Treasury securities	$172,543,076	$-	$-
Liabilities:
Derivative warrant liabilities – Public	$4,226,250	$-	$-
Derivative warrant liabilities – Private Placement	$-	$-	$2,376,500

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the public warrants were separately listed and traded in February 2021. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021. The estimated fair value of the private placement warrants was transferred from a Level 3 fair value measurement to a Level 2 measurement on July 1, 2022. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is equivalent to that of each public warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of December 31, 2021
Exercise price	$11.50
Unit price	$10.15
Volatility	8.80%
Stock price	$9.90
Expected life of the options to convert (years)	5.42
Risk-free rate	1.29%

The changes in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	2022	2021
Derivative warrant liabilities as of January 1	$2,376,500	$14,580,610
Transfer out of Level 3, Public Warrants start trading	-	(5,354,620)
Change in fair value of derivative warrant liabilities - Level 3	(1,309,500)	(6,206,630)
Derivative warrant liabilities as of March 31 - Level 3	1,067,000	3,019,360
Change in fair value of derivative warrant liabilities - Level 3	(824,500)	860,640
Derivative warrant liabilities as of June 30 - Level 3	242,500	3,880,000
Transfer of Private Placement Warrants to Level 2	(242,500)	-
Change in fair value of derivative warrant liabilities - Level 3	-	(727,500)
Derivative warrant liabilities as of September 30 - Level 3	$-	$3,152,500

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

If we are unable to complete a business combination within 36 months from the closing of the initial public offering, or December 22, 2023, (the “Combination Period”) and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $300 in our operating bank account and a working capital deficit of approximately $4.4 million.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of September 30, 2022 and December 31, 2021. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by December 22, 2023.

Results of Operations

Our entire activity from inception through September 30, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest earned on cash equivalents held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of approximately $1.4 million, which consisted of approximately $1.4 million in general and administrative expenses, $30,000 in general and administrative expenses – related party, approximately $50,000 in franchise tax expenses and approximately $1,000 in income tax expenses, partially offset by approximately $57,000 in income on investments held in Trust Account.

For the three months ended September 30, 2021, we had a net income of approximately $1.8 million, which consisted of approximately $2.0 million in non-operating gain from the change in fair value of derivative warrant liabilities and approximately $20,000 in income on investments held in Trust Account, partially offset by approximately $129,000 in general and administrative expenses, $30,000 in general and administrative expenses - related party, and approximately $50,000 in franchise tax expenses.

For the three months ended September 30, 2022, we had a net income of approximately $9.2 million, which consisted of approximately $5.9 million in non-operating gain from the change in fair value of derivative warrant liabilities, approximately $6.0 million in non-operating gain from the forgiveness of deferred underwriting commissions and approximately $282,000 in income on investments held in Trust Account, partially offset by approximately $2.8 million in general and administrative expenses, $90,000 in general and administrative expenses – related party, approximately $150,000 in franchise tax expenses and approximately $8,000 in income tax expenses.

For the nine months ended September 30, 2021, we had a net income of approximately $5.2 million, which consisted of approximately $5.8 million in non-operating gain from the change in fair value of derivative warrant liabilities and approximately $89,000 in income on investments held in Trust Account, partially offset by approximately $494,000 in general and administrative expenses, $90,000 in general and administrative expenses - related party, and approximately $150,000 in franchise tax expenses.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete a business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, we had no borrowings under working capital loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. For the three months ended September 30, 2022 and 2021, we had incurred $30,000 and $30,000 in administrative services expenses under this agreement, respectively. For the nine months ended September 30, 2022 and 2021, we had incurred $90,000 and $90,000 in administrative services expenses under this agreement, respectively. As of September 30, 2022 and December 31, 2021, we had $0 and $20,000 outstanding, respectively, for services in connection with such agreement in due to related parties on the accompanying condensed consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or directors, or any of their affiliates. As of September 30, 2022 and December 31, 2021, there were $1,500 and $30,811 due to related party, respectively.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, a total of 1,182,054 and 17,250,000 shares, respectively, of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement to purchase an aggregate of 13,475,000 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangement

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months, after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $403,307 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by December 22, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the trust account due to a failure to complete an initial business combination within the requisite timeframe.

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

DUNE ACQUISITION CORPORATION

Date: November 14, 2022	By:	/s/ Carter Glatt
		Name:	Carter Glatt
		Title:	Chief Executive Officer
(Principal Executive Officer)