Form 10-K
period 2022-12-31
Dune Acquisition Corp
filed 2023-04-10
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2022, computed by reference to the closing price for the common stock on such date, reported on the Nasdaq Capital Market (“Nasdaq”) on such date, was approximately $11,610,961.83.

As of April 7, 2023, there were 1,182,054 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

Item 1. Business.

Introduction

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “business combination”). While we may pursue an initial business combination target in any business or industry or geographic region, we intend to focus on opportunities in the technology sector, particularly companies pursuing a Software as a Service (“SaaS”) model. We have reviewed, and continue to review, a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

Prior to the consummation of the initial public offering, on July 10, 2020, we issued an aggregate of 3,737,500 shares (the “founder shares”) of our Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. On December 17, 2020, pursuant to our amended and restated certificate of incorporation (as amended on December 17, 2020 and June 14, 2022, our “amended and restated certificate of incorporation”), each of our founder shares outstanding immediately prior to December 17, 2020 were converted into one and two-thirteenths (1 2/13) founder shares, resulting in the Sponsor holding 4,312,500 founder shares.

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

We originally had up to 18 months from the closing of our initial public offering, or until June 22, 2022, to consummate an initial business combination. However, on June 14, 2022, the stockholders of the Company approved an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date by which the Company must complete a business combination from June 22, 2022 to December 22, 2023. In connection with the extension amendment, holders of an aggregate of 16,067,946 shares of Class A common stock exercised (and did not reverse) their right to redeem such shares for a pro rata portion of the funds held in the Company’s trust account. As a result, (i) approximately $160.7 million (approximately $10.00 per share) was removed from the trust account to pay such holders, (ii) approximately $11.8 million remained in the trust account and (iii) 5,494,554 shares of common stock remained outstanding (including 1,182,054 public shares and 4,312,500 founder shares). As of December 31, 2022, there was $11,970,547 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $150,000.

Prior to December 2022, the funds held in the trust account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. On December 15, 2022, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more interest-bearing demand deposit accounts) until the earlier of the consummation of a business combination or our liquidation. As of December 31, 2022, the funds in the trust account are held solely in an interest-bearing demand deposit account.

Proposed Business Combination with TradeZero

On October 12, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with Dune Merger Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Merger Sub”), Dune Merger Sub II, LLC, a Delaware limited liability company and our direct, wholly-owned subsidiary (“Merger Sub II”), and TradeZero Holding Corp., a Delaware corporation (“TradeZero”).

On April 1, 2022, the Company, along with Merger Sub, Merger Sub II and the Sponsor (collectively, the “Dune Plaintiffs”) filed a four-count complaint in the Delaware Court of Chancery against TradeZero and Messrs. Pipitone, Ferrara, Muscatella, Choi, Koslow, Caruso and Corriveau (together, the “TradeZero Defendants”), each of whom are part of TradeZero’s management team. The Dune Plaintiffs asserted claims for breach of contract, fraudulent inducement, fraudulent misrepresentation and unjust enrichment against the TradeZero Defendants. On May 3, 2022, after careful consideration and consultation with the Company’s management and outside legal advisors, the Company’s board of directors (the “Board”), who had previously unanimously endorsed and approved of the business combination with TradeZero, announced that it had changed its recommendation to the Company’s stockholders and then unanimously recommended that the Company’s stockholders vote against the business combination with TradeZero. On May 5, 2022, the TradeZero Defendants filed a motion to dismiss the Dune Plaintiffs’ lawsuit; on July 8, 2022, the Company filed an amended complaint; and on July 22, 2022 TradeZero filed a motion to dismiss the amended complaint.

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

On December 28, 2022, the Dune Plaintiffs entered into a Settlement Agreement and Release (the “Settlement Agreement”) with the TradeZero Defendants, pursuant to which (i) the Company and TradeZero mutually agreed to terminate the Merger Agreement and (ii) the Dune Plaintiffs and the TradeZero Defendants agreed to a mutual release of all claims related to the Merger Agreement, the transactions contemplated thereby, and the lawsuit filed by the Dune Plaintiffs against TradeZero Defendants in the Delaware Court of Chancery, in each case effective upon receipt in full by the Dune Plaintiffs from the insurers of the TradeZero Defendants of $5,000,000 in settlement consideration within 15 business days of the date of the Settlement Agreement, which the Company received in January 2023.

For additional information regarding the Merger Agreement and the Settlement Agreement, see the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2021, January 26, 2022, July 15, 2022 and December 30, 2022 and the Company’s preliminary proxy statement (as amended), initially filed with the SEC on January 26, 2022.

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

Capital markets efficiency: Our management team believes that special purpose acquisition companies (“SPACs”) are a more streamlined and transparent path to the public market and will encourage private companies, in the technology industry in particular, to go public. This will allow the company to remain operationally focused on long-term value creation while we leverage our capital raising acumen.

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

Selection of a Target Business and Structuring of Our Initial Business Combination

Although we may pursue an acquisition opportunity in any business or industry, we intend to focus on opportunities in the technology sector, particularly companies pursuing a Software as a Service, or SaaS, model. Our amended and restated certificate of incorporation prohibits us from entering into an initial business combination with another blank check company or similar company with nominal operations.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account was $11,850,672.99 as of March 15, 2023, which is approximately $10.02 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions. The initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

We initially had until June 22, 2022 to consummate our initial business combination. On June 14, 2022, the stockholders of the Company approved the Charter Amendment to extend the date by which the Company must complete a business combination from June 22, 2022 to December 22, 2023. If we are unable to complete our initial business combination by December 22, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 22, 2023.

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

Risk Factor Summary

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination by December 22, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination by December 22, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek stockholder approval of our initial business combination, the Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until December 22, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our initial business combination.

●	This Annual Report on Form 10-K contains disclosure that expresses substantial doubt about our ability to continue as a “going concern.”

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue certain shares to consummate an initial business combination.

●	We identified a material weakness in our internal control over financial reporting as of December 31, 2022 and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements.

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

Our initial stockholders own 20% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, representing 78.5% of the 5,494,554 shares of common stock outstanding in favor of our initial business combination. As a result, we would not need any public shares voted in favor of our initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by any deferred underwriting commission. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination by December 22, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by December 22, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to complete our initial business combination by December 22, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by December 22, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 22, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by December 22, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by December 22, 2023 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 36 months from the closing of the initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until December 22, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering, only $750,000 were available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least until December 22, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

As of December 31, 2022, we had approximately $300 in cash and working capital of approximately $1.7 million (excluding tax obligations of approximately $205,000 that may be paid using investment income earned from the trust account). Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through this offering are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to consummate our initial business combination by December 22, 2023 may not be successful. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 22, 2023. We intend to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by December 22, 2023.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. Any share redemption or other share repurchase that occurs after December 31, 2022 in connection with an initial business combination, extension vote or otherwise, may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the trust account due to a failure to complete an initial business combination within the requisite timeframe.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the Excise Tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the Excise Tax. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of aspects of the Excise Tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 22, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 22, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by December 22, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

The Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 22, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

As of December 31, 2022, we had $11,970,547 in investments and cash held in the trust account that we may use to complete our initial business combination (which amount includes interest income available to us for franchise and income tax obligations of approximately $150,000).

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On December 15, 2022, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more interest-bearing demand deposit accounts) until the earlier of the consummation of a business combination or our liquidation. As of December 31, 2022, the funds in the trust account are held solely in an interest-bearing demand deposit account. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 22, 2023; and (iii) absent an initial business combination by December 22, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, we instructed Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which will reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

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

The funds in the trust account were, since our initial public offering until December 2022, held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in trust account included approximately $363,366 of accrued interest. On December 15, 2022, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more interest-bearing demand deposit accounts) until the earlier of the consummation of a business combination or our liquidation. As of December 31, 2022, the funds in the trust account are held solely in an interest-bearing demand deposit account. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which will reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and public warrants are currently listed on Nasdaq. Although, after giving effect to our initial public offering, we met the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. For example, on January 9, 2023, the Company received a notice from Nasdaq indicating that the Company was deficient in meeting the requirements of Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders no later than one year after the end of the Company’s 2021 fiscal year-end. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company has submitted a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 29, 2023, to regain compliance. While the plan is pending, the Company’s securities will continue to trade on Nasdaq. However, we cannot provide any assurance that Nasdaq will accept the Company’s compliance plan or that we will be able to implement the compliance plan in a timely manner, if at all.

On March 24, 2023, the Company received a notice from the staff of Nasdaq indicating that, for the previous 30 consecutive business days, the minimum Market Value of Listed Securities (“MVLS”) for the Company’s Class A common stock was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MLVS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until September 20, 2023, to regain compliance with the MVLS Rule. To regain compliance with the MLVS Rule, the MVLS for the Company’s ordinary shares must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the MLVS Rule, Nasdaq will provide the Company with written confirmation and will close the matter. If the Company does not regain compliance with the rule by September 20, 2023, Nasdaq will provide notice that the Company’s Class A common stock will be delisted from the Nasdaq Capital Market. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination. The Company is monitoring the MLVS of its Class A common stock and will consider options available to it to potentially achieve compliance.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 378,817,946 and 15,687,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount (in the case of the Class A common stock) does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the founder shares. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. Immediately after the initial public offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 36 months from the closing of the initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

Included on our consolidated balance sheets as of December 31, 2022 and December 31, 2021 contained elsewhere in this Form 10-K are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the consolidated statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

As described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022.

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. Following the closing of the business combination, the combined company intends to take steps to remediate this material weakness, including plans to enhance processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements, enhance access to accounting literature, research materials and documents and increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified and subsequent remediation plan, see “Part II, Item 9A: Controls and Procedures” included in this Annual Report on Form 10-K.

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

We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As discussed elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control around the interpretation and accounting for extinguishment of a significant contingent obligation. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022.

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

Holders

As of December 31, 2022, there were one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.

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

None.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was held in the trust account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and until December 2022 were invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. On December 15, 2022, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more interest-bearing demand deposit accounts) until the earlier of the consummation of a business combination or our liquidation. As of December 31, 2022, there was $11,970,547 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $150,000. As of December 31, 2022, the funds in the trust account are held solely in an interest-bearing demand deposit account.

If we are unable to complete a business combination within 36 months from the closing of the initial public offering, or December 22, 2023, (the “Combination Period”) and our stockholders have not amended the Certificate of Incorporation to further extend such Combination Period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

June 2022 Extension Special Meeting of Stockholders

On June 14, 2022, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved the Charter Amendment to extend the date by which the Company must complete a business combination from June 22, 2022 to December 22, 2023.

In connection with the Company’s Special Meeting, stockholders holding 16,409,033 public shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account, which would have resulted in (i) approximately $164.1 million (approximately $10.00 per share) being removed from the trust account to pay such holders, (ii) approximately $8.4 million remaining in the trust account and (iii) 5,153,467 shares of common stock outstanding (including 840,967 public shares and 4,312,500 founder shares).

On June 15 and 16, 2022, the Company consented to requests to reverse the redemptions of an aggregate of 341,087 public shares. As a result of such redemption reversals, (i) stockholders holding an aggregate of 16,067,946 public shares exercised and have not reversed their right to redeem such shares for a pro rata portion of the funds held in the trust account, (ii) approximately $160.7 million (approximately $10.00 per share) was removed from the trust account to pay such holders, (iii) approximately $11.8 million remained in the trust account and (iv) 5,494,554 shares of common stock remained outstanding (including 1,182,054 public shares and 4,312,500 founder shares).

Proposed Business Combination with TradeZero

On October 12, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with Dune Merger Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Merger Sub”), Dune Merger Sub II, LLC, a Delaware limited liability company and our direct, wholly-owned subsidiary (“Merger Sub II”), and TradeZero Holding Corp., a Delaware corporation (“TradeZero”).

On April 1, 2022, the Company, along with Merger Sub, Merger Sub II and the Sponsor (collectively, the “Dune Plaintiffs”) filed a four-count complaint in the Delaware Court of Chancery against TradeZero and Messrs. Pipitone, Ferrara, Muscatella, Choi, Koslow, Caruso and Corriveau (together, the “TradeZero Defendants”), each of whom are part of TradeZero’s management team. The Dune Plaintiffs asserted claims for breach of contract, fraudulent inducement, fraudulent misrepresentation and unjust enrichment against the TradeZero Defendants. On May 3, 2022, after careful consideration and consultation with the Company’s management and outside legal advisors, the Company’s board of directors (the “Board”), who had previously unanimously endorsed and approved of the business combination with TradeZero, announced that it had changed its recommendation to the Company’s stockholders and then unanimously recommended that the Company’s stockholders vote against the business combination with TradeZero. On May 5, 2022, the TradeZero Defendants filed a motion to dismiss the Dune Plaintiffs’ lawsuit; on July 8, 2022, the Company filed an amended complaint; and on July 22, 2022 TradeZero filed a motion to dismiss the amended complaint.

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

On December 28, 2022, the Dune Plaintiffs entered into a Settlement Agreement and Release (the “Settlement Agreement”) with the TradeZero Defendants, pursuant to which (i) the Company and TradeZero mutually agreed to terminate the Merger Agreement and (ii) the Dune Plaintiffs and the TradeZero Defendants agreed to a mutual release of all claims related to the Merger Agreement, the transactions contemplated thereby, and the lawsuit filed by the Dune Plaintiffs against TradeZero Defendants in the Delaware Court of Chancery, in each case effective upon receipt in full by the Dune Plaintiffs from the insurers of the TradeZero Defendants of $5,000,000 in settlement consideration within 15 business days of the date of the Settlement Agreement, which the Company received in January 2023.

For additional information regarding the Merger Agreement and the Settlement Agreement, see the Company’s Current Reports on Form 8-K filed with the SEC on October 12, 2021, January 26, 2022, July 15, 2022 and December 30, 2022 and the Company’s preliminary proxy statement (as amended), initially filed with the SEC on January 26, 2022.

Liquidity and Capital Resources and Going Concern

As of December 31, 2022, we had approximately $300 in our operating bank account and working capital of approximately $1.7 million (excluding tax obligations of approximately $295,000 that may be paid using investment income earned from the trust account).

Our liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from the Sponsor to purchase founders shares (as defined below), and loan proceeds from the Sponsor of approximately $31,000 under the Note. We repaid the loan in full on December 22, 2020. Subsequent from the consummation of the initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement (as defined below) held outside of the trust account. In addition, the Company’s portion of the settlement of lawsuit in the amount of $2.75 million was received in January 2023.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 22, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. Management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a business combination prior to the liquidation date.

On June 14, 2022, the Company held the Special Meeting. At the Special Meeting, the Company’s stockholders approved the Charter Amendment to extend the date by which the Company must complete a business combination from June 22, 2022 to December 22, 2023.

In connection with the Company’s Special Meeting, stockholders holding 16,409,033 public shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account, which would have resulted in (i) approximately $164.1 million (approximately $10.00 per share) being removed from the trust account to pay such holders, (ii) approximately $8.4 million remaining in the trust account and (iii) 5,153,467 shares of common stock outstanding (including 840,967 public shares and 4,312,500 founder shares.

On June 15 and 16, 2022, the Company consented to requests to reverse the redemptions of an aggregate of 341,087 public shares. As a result of such redemption reversals, (i) stockholders holding an aggregate of 16,067,946 public shares exercised and have not reversed their right to redeem such shares for a pro rata portion of the funds held in the trust account, (ii) approximately $160.7 million (approximately $10.00 per share) was removed from the trust account to pay such holders, (iii) approximately $11.8 million remained in the trust account and (iv) 5,494,554 shares of common stock remained outstanding (including 1,182,054 public shares and 4,312,500 founder shares).

No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 22, 2023. We intend to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by December 22, 2023.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of December 31, 2022 and 2021. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On August 16, 2022, President Biden signed into law the IR Act, which, among other things, imposes the Excise Tax. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the Excise Tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the Excise Tax. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of aspects of the Excise Tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Results of Operations

Our entire activity since inception through December 31, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest earned on cash equivalents held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of approximately $6.7 million, which consisted of approximately $6.5 million in non-operating gain from the change in fair value of derivative warrant liabilities, approximately $288,000 in non-operating gain from the forgiveness of deferred underwriting commissions, $2.8 million in non-operating gain from the settlement with TradeZero and approximately $363,000 in income on investments held in Trust Account, partially offset by approximately $2.9 million in general and administrative expenses, $120,000 in general and administrative expenses - related party, approximately $200,000 in franchise tax expenses and approximately $7,000 in income tax expenses.

For the year ended December 31, 2021, we had a net income of approximately $5.5 million, which consisted of approximately $8.0 million in non-operating gain from changes in fair value of derivative warrant liabilities and approximately $110,000 in income on investments held in the trust account, partially offset by approximately $2.2 million in general and administrative expenses, $120,000 in general and administrative expenses - related party, and approximately $204,000 in franchise tax.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete a business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, we had no borrowings under working capital loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. For the year ended December 31, 2022 and 2021, we had incurred $120,000 and $120,000 in administrative services expenses under this agreement, respectively. As of December 31, 2022 and 2021, we had $0 and $20,000 outstanding, respectively, for services in connection with such agreement on the accompanying consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or directors, or any of their affiliates. As of December 31, 2022 and 2021, there were approximately $1,500 and $30,811 due to related parties, respectively.

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

On June 14, 2022, the Company entered into the Amendment Letter with Cantor Fitzgerald & Co. (“Cantor”) to amend the Underwriting Agreement, dated December 17, 2020, by and between the Company and Cantor, as representative of the Underwriters, pursuant to which Cantor agreed to waive in full the Deferred Discount. Pursuant to the Amendment Letter, the Company agreed to grant Cantor with a right of first refusal to act as the Company’s capital markets advisor with an advisory fee of $3,800,000, subject to the conditions described therein.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have not identified any critical accounting estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for extinguishment of a significant contingent obligation. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, management plans to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company plans to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Carter Glatt	29	Chief Executive Officer and Director
Michael Castaldy	44	Chief Financial Officer and Director
William Nance	46	Director
Jeron Smith	37	Director
Cecil White III	30	Director

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

William Nance has served on our board of directors since December 2020. Mr. Nance currently serves as Founder and Chief Executive Officer of Global Hydrogen Energy LLC, a specialty air gas provider. Before that, Mr. Nance served as the Chief Financial Officer as well as Senior Vice President of Business Development at U.S. Real Estate Market Holdings, Inc., a capital markets technology firm, from 2019 to 2022. From 2012 to 2019, Mr. Nance was a vice president at First Data Corporation (acquired by Fiserv, Inc. (Nasdaq: FISV)), where he was a senior member within the business development organization and, from 2016, led the group responsible for the firm’s venture capital investments and served on several private company boards. Before that, Mr. Nance held senior-level finance, business development, analytics, and general management roles at Patch Media Corporation (acquired by AOL, Inc.). Earlier in his career, Mr. Nance was an associate in the investment banking division at Lehman Brothers and prior to that, he helped establish the New York office of Mainspring, Inc. (acquired by International Business Machines Corporation (NYSE: IBM)). He began his career as a business analyst at Deloitte Consulting, the management consulting division of Deloitte Touche Tohmatsu Limited. Mr. Nance holds an A.B. degree in History from Princeton University and an M.B.A. from the Harvard Business School. Mr. Nance’s qualifications to serve on our board of directors include his investment, venture capital, financial and business strategy expertise.

Jeron Smith has served on our board of directors since December 2020. Mr. Smith founded Unanimous Media with business partner Stephen Curry of the Golden State Warriors. Unanimous develops and produces television, film and digital content. Unanimous launched in April 2018 in partnership with Sony Pictures Entertainment across its film, television, and worldwide partnerships operations. In 2021, Mr. Smith partnered with Michael Jordan and his son, Jeffrey Michael Jordan, to found Heir Inc., an entertainment and tech venture geared towards athletes. In conjunction with Sony Pictures Entertainment, Mr. Smith is also a founder of The Incubation Lab, a culture-forward media incubator. Mr. Smith is a seasoned leader in brand management, helping spearhead the launch of Stephen Curry 30 Inc., as Chief Marketing Officer, and overseeing Mr. Curry’s holistic brand strategy and partnership portfolio. In his role at Stephen Curry 30 Inc., Mr. Smith developed an industry-leading benchmark formula for player marketing and engineered various prominent partnership deals. Prior to teaming up with Mr. Curry, Mr. Smith worked at the White House Office of Digital Strategy under President Barack Obama, where he developed and implemented a comprehensive digital strategy for the Executive Office of the President including digital content, media partners, whitehouse.gov, as well as @whitehouse and @POTUS social media channels for specific policy initiatives. Before joining the White House, Mr. Smith served as a Brand Marketing Strategic Lead across several categories and territories at Nike Inc. While there, Mr. Smith leveraged the integrated marketing mix to launch and lead disruptive marketing campaigns. In 2015, Mr. Smith was recognized on Forbes’ 30 under 30 list for Marketing and Advertising and the Ad Age 40 Under 40 list, and his expertise in digital marketing is highlighted through his published research in the International Journal of Mobile Marketing. Mr. Smith holds a B.A. in Business Administration from Howard University, and Master’s degrees from Georgetown University and Columbia University. Mr. Smith’s qualifications to serve on our board of directors include his deal structuring, operational and marketing expertise.

Cecil White III has served on our board of directors since February 2023. Mr. White is an Agent at William Morris Endeavor (WME) focused on business development for talent and properties. At WME, Mr. White has steered over 150 brand endorsements, equity-based partnerships, and sponsorships with some of the world’s fastest-growing companies, such as Tonal, Away Luggage, Talkspace, BodyArmor, Zeel, Asutra, HyperIce, Adidas, Jordan Brand, Gatorade, Beats by Dre, Lemon Perfect, Mercedes Benz, and others. In 2020, he co-founded The InvescoQQQ Legacy Classic, a new property headlined by a nationally-televised collegiate basketball showcase focused on spotlighting HBCU life & culture; the event is co-owned by Endeavor, Michael B. Jordan, Harris Blitzer Sports & Entertainment, and Horizon Media. Mr. White began his career as an Investment Banker at Barclays (NYSE: BCS) covering the consumer retail and healthcare industries. He was an Echols Scholar at the University of Virginia, where he received his Bachelor of Science in Commerce with concentrations in Finance, Management, and Business Analytics and a minor in African American studies. Cecil was listed on Forbes 30 Under 30 (2020) and Sports Business Journal’s New Voices Under 30 (2020). Mr. White’s qualifications to serve on our board of directors include his business development, financial and investment banking expertise.

Number and Terms of Office of Officers and Directors

Our board of directors consists of 5 members is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Smith, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Nance and Mr. White, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Glatt and Mr. Castaldy, will expire at the third annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Nance, Mr. Smith and Mr. White serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Mr. Nance, Mr. Smith and Mr. White are independent.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Smith and Mr. White, and Mr. Smith serves as chairman of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors participating in the consideration and recommendation of director nominees are Mr. Nance, Mr. Smith and Mr. White. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by December 22, 2023. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and the shares of Class A common stock underlying the private placement warrants (the “private placement warrant shares”) and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares or private placement warrant shares held by them if we fail to consummate our initial business combination by December 22, 2023. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants (and the underlying securities) will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by the Sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and private placement warrant shares, will not be transferable, assignable or saleable by the Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since the Sponsor and officers and directors may directly or indirectly own public shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	The Sponsor, our officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from the Sponsor or an affiliate of the Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Carter Glatt	delta2 Capital	SPAC-focused Investment Fund	Chief Investment Officer and Managing Partner

Michael Castaldy	delta2 Capital	SPAC-focused Investment Fund	Chief Executive Officer and Managing Partner

William Nance	Global Hydrogen Energy LLC	Capital Markets Technology Firm	Founder and Chief Executive Officer

Jeron Smith	Heir Inc.	Entertainment, Media and Digital Content	Co-Founder
	The Incubation Lab	Entertainment, Media and Digital Content	Founder
	Unanimous Media	Entertainment, Media and Digital Content	Co-Founder and Chief Executive Officer

Cecil White III	William Morris Endeavor (WME)	Entertainment Talent Agency	Agent and Executive

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

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, the Sponsor, our officers and directors have agreed to vote any founder shares or private placement warrant shares held by them and any public shares they hold (including in open market and privately negotiated transactions) in favor of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 7, 2023 by:

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

The beneficial ownership of our common stock is based on 5,494,554 shares of common stock issued and outstanding as of April 7, 2023, consisting of 1,182,054 shares of Class A common stock and 4,312,500 founder shares.

NAME AND ADDRESS OF BENEFICIAL OWNER	Number of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Class B Common Stock Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Common Stock
Directors, Executive Officers and Founders(1)
Dune Acquisition Holdings LLC (3)	—	—	4,312,500	100%
Carter Glatt(3)	—	—	4,312,500	100%
Michael Castaldy(4)	—	—	—	—
William Nance(4)	—	—	—	—
Jeron Smith(4)	—	—	—	—
Cecil White III(4)	—	—	—	—
All executive officers and directors as a group (five individuals)	—	—	4,312,500	100%
Five Percent Holders
Barclays(5)	72,163	6.1%	—	—
Nomura(6)	67,000	5.7%	—	—

(1)	The business address of each of the following entities or individuals is c/o Dune Acquisition Corporation, 700 S. Rosemary Avenue, Suite 204, West Palm Beach, FL 33401.

(2)	Interests shown consist of founder shares, classified as shares of Class B common stock. The founder shares are convertible into shares of Class A common stock concurrently with or immediately following the consummation of the business combination on a one-for-one basis, subject to adjustment.

(3)	Dune Acquisition Holdings LLC is the record holder of the shares reported herein. Each of our officers and directors are among the members of Dune Acquisition Holdings LLC and Mr. Glatt is the manager of Dune Acquisition Holdings LLC. Mr. Glatt has voting and investment discretion with respect to the common stock held of record by Dune Acquisition Holdings LLC. Each of our officers and directors other than Mr. Glatt disclaims any beneficial ownership of any shares held by Dune Acquisition Holdings LLC.

(4)	Does not include any shares held by the Sponsor. This individual is a member of the Sponsor, as described in footnote 4, but does not have voting or dispositive control over the shares held by the Sponsor.

(5)	According to a Schedule 13G filed with the SEC on January 27, 2023 on behalf of Barclays PLC and Barclays Bank PLC (together with Barclays PLC, “Barclays”). The securities being reported on by Barclays PLC, consisting of 72,163 shares of the Company’s Class A common stock, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Barclays Bank PLC, a non-U.S. banking institution registered with the Financial Conduct Authority authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. Barclays Bank PLC, is a wholly-owned subsidiary of Barclays PLC. The business address of each reporting person is 1 Churchill Place, London, E14 5HP, England.

(6)	According to a Schedule 13G filed with the SEC on February 14, 2023 on behalf of Nomura Holdings, Inc. (“Nomura Holdings”) and its wholly-owned subsidiary Nomura Global Financial Products, Inc. (“Nomura Global” and, together with Nomura Holdings, “Nomura”). Nomura may be deemed to beneficially own 67,000 shares of the Company’s Class A common stock. The business address of Nomura Holdings is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan and the business address of Nomura Global is 309 West 49th Street, New York, NY 10019.

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

Related Party Loans

On June 18, 2020, the Sponsor agreed to loan us an aggregate of up to $200,000 to cover expenses related to the initial public offering pursuant to the Note. This loan was non-interest bearing and payable upon the completion of the initial public offering. We borrowed approximately $31,000 under the Note and fully repaid the Note in full on December 22, 2020.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete a business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, we had no borrowings under working capital loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the years ended December 31, 2022 and 2021, the Company had incurred $120,000 and $120,000 in administrative services expenses under this agreement, respectively. As of December 31, 2022 and 2021, the Company had $0 and $20,000 outstanding, respectively, for services in connection with such agreement on the accompanying consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or directors of the Company, or any of their affiliates. As of December 31, 2022 and 2021, there were $1,500 and $30,811 due to related party respectively.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, totaled $79,060 and $96,020, respectively. These amounts include interim procedures and audit fees as well as attendance in audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum tax fees during the years ended December 31, 2022 and 2021 of $11,240 and $7,725, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the years ended December 31, 2022 and 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

(b)	Financial Statement Schedules.

None.

(c)	Exhibits:

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
1.1	Underwriting Agreement, dated December 17, 2020, by and among the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

1.2	Letter Agreement, dated June 14, 2022 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on June 17, 2022.

2.1	Agreement and Plan of Merger, dated as of October 12, 2021, by and among the Company, Dune Merger Sub, Inc., Dune Merger Sub II, LLC and TradeZero Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of January 26, 2022, by and among the Company, Dune Merger Sub, Inc., Dune Merger Sub II, LLC and TradeZero Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on January 26, 2022).

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on June 14, 2022).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.4	Warrant Agreement, dated as of December 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

4.5	Description of Registrant’s Securities.

10.1	Letter Agreement, dated December 17, 2020, between the Company, its executive officers, directors and Dune Acquisition Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.2	Investment Management Trust Agreement, dated as of December 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.3	Registration Rights Agreement, dated December 17, 2020, by and among the Company, Dune Acquisition Holdings LLC and the holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.4	Private Placement Warrants Purchase Agreement, dated as of December 17, 2020, by and between the Company and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

10.6	Promissory Note, dated June 18, 2020, issued to Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

10.7	Securities Subscription Agreement dated June 18, 2020, by and between the Company and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

10.8	Administrative Service Agreement, dated as of December 17, 2020, by and between the Company and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.9	Support Agreement, dated as of October 12, 2021, by and among the Company, TradeZero Holding Corp., and certain stockholders of TradeZero Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

10.10	Sponsor Agreement, dated as of October 12, 2021, by and among the Company, Dune Acquisition Holdings, LLC, and TradeZero Holding Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

10.11	Lock-up Agreement, dated as of October 12, 2021, by and among the Company, Dune Acquisition Holdings, LLC, and certain stockholders of TradeZero Holding Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

10.12	Settlement Agreement and Release, dated as of December 28, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 28, 2022.

14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2023	DUNE ACQUISITION CORPORATION

	By:	/s/ Carter Glatt
		Name:	Carter Glatt
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

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

/s/ Carter Glatt	Chief Executive Officer and Director	April 10, 2023
Carter Glatt	(Principal Executive Officer)

/s/ Michael Castaldy	Chief Financial Officer and Director	April 10, 2023
Michael Castaldy	(Principal Financial and Accounting Officer)

/s/ William Nance	Director	April 10, 2023
William Nance

/s/ Jeron Smith	Director	April 10, 2023
Jeron Smith

/s/ Cecil White III	Director	April 10, 2023
Cecil White III

DUNE ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Dune Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dune Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its statements of operations. Management has since re-evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a credit to stockholders’ deficit. Accordingly, the 2022 unaudited interim condensed consolidated financial statements have been restated within Note 2 to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 22, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

April 7, 2023

PCAOB Number 100

DUNE ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Current assets:
Cash	$313	$116,140
Prepaid expenses	-	92,473
Receivable from settlement	2,750,000	-
Total current assets	2,750,313	208,613
Cash and investments held in Trust Account	11,970,547	172,543,076
Total Assets	$14,720,860	$172,751,689

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$1,864,900	$131,853
Accrued expenses	2,602,327	1,598,232
Due to related party	1,500	30,811
Franchise tax payable	216,250	160,097
Income tax payable	78,561	-
Total current liabilities	4,763,538	1,920,993
Deferred underwriting commissions	-	6,037,500
Derivative warrant liabilities	134,750	6,602,750
Total liabilities	4,898,288	14,561,243

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 1,182,054 and 17,250,000 shares issued and outstanding at $10.00 per share at redemption as of December 31, 2022 and 2021, respectively	11,820,540	172,500,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December 31, 2022 and 2021	431	431
Additional paid-in capital	-	-
Accumulated deficit	(1,998,399)	(14,309,985)
Total stockholders' deficit	(1,997,968)	(14,309,554)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$14,720,860	$172,751,689

The accompanying notes are an integral part of these consolidated financial statements.

DUNE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

General and administrative expenses	$2,882,820	$2,215,708
General and administrative expenses - related party	120,000	120,000
Franchise tax expense	225,903	204,258
Total operating expenses	(3,228,723)	(2,539,966)
Other income (expenses):
Change in fair value of derivative warrant liabilities	6,468,000	7,977,860
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	287,989	-
Gain on settlement	2,750,000	-
Interest earned on operating account	4	-
Income on investments held in Trust Account	363,366	110,381
Income before income tax expense	6,640,636	5,548,275
Provision for income tax	78,561	-
Net income	$6,562,075	$5,548,275

Weighted average shares outstanding of Class A common stock, basic and diluted	8,709,777	17,250,000
Basic and diluted net income per share, Class A common stock	$0.50	$0.26
Weighted average shares outstanding of Class B common stock, basic and diluted	4,312,500	4,312,500
Basic and diluted net income per share, Class B common stock	$0.50	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

DUNE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	-	$-	4,312,500	$431	$-	$(19,858,260)	$(19,857,829)
Net income	-	-	-	-	-	5,548,275	5,548,275
Balance – December 31, 2021	-	-	4,312,500	431	-	(14,309,985)	(14,309,554)
Net income	-	-	-	-	-	3,937,702	3,937,702
Adjustment for accretion of Class A common stock subject to possible redemption amount	-	-	-	-	-	5,749,511	5,749,511
Balance - December 31, 2022	-	$-	4,312,500	$431	$-	$(4,622,772)	$(4,622,341)

The accompanying notes are an integral part of these consolidated financial statements.

DUNE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$6,562,075	$5,548,275
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,468,000)	(7,977,860)
Gain on settlement of deferred underwriting commission	(287,989)	-
Income on investments held in Trust Account	(363,366)	(110,381)
Changes in operating assets and liabilities:
Prepaid expenses	92,473	224,516
Receivable from settlement	(2,750,000)
Accounts payable	1,733,047	(200,410)
Accrued expenses	1,074,095	1,528,232
Due to related party	(29,311)	30,811
Franchise tax payable	56,153	53,198
Income tax payable	78,561	-
Net cash used in operating activities	(302,262)	(903,619)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay for franchise taxes	256,435	78,517
Withdrawal for redemption payment	160,679,460	-
Net cash provided by investing activities	160,935,895	78,517

Cash Flows from Financing Activities:
Offering costs paid	(70,000)	-
Payment of Class A common stock subject to possible redemption	(160,679,460)	-
Net cash used in financing activities	(160,749,460)	-

Net change in cash	(115,827)	(825,102)

Cash - beginning of the period	116,140	941,242
Cash - end of the period	$313	$116,140
Supplemental disclosure of noncash financing activities
Extinguishment of deferred underwriting commissions allocated to Public Shares	$5,749,511	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Description of Organization and Business Operations

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from June 18, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “initial public offering”), described below, and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering (as defined below).

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

Trust Account

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per Unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was held in a trust account (the “trust account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. On December 15, 2022, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more interest-bearing demand deposit accounts) until the earlier of the consummation of a business combination or our liquidation. As of December 31, 2022, the funds in the trust account are held solely in an interest-bearing demand deposit account.

June 2022 Extension Special Meeting of Stockholders

On June 14, 2022, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must complete a business combination from June 22, 2022 to December 22, 2023.

In connection with the Special Meeting, stockholders holding 16,409,033 public shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account, which would have resulted in (i) approximately $164.1 million (approximately $10.00 per share) being removed from the trust account to pay such holders, (ii) approximately $8.4 million remaining in the trust account and (iii) 5,153,467 shares of common stock outstanding (including 840,967 public shares and 4,312,500 Founder Shares (as defined in Note 5)).

On June 15 and 16, 2022, the Company consented to requests to reverse the redemptions of an aggregate of 341,087 public shares. As a result of such redemption reversals, (i) stockholders holding an aggregate of 16,067,946 public shares exercised and have not reversed their right to redeem such shares for a pro rata portion of the funds held in the trust account, (ii) approximately $160.7 million (approximately $10.00 per share) was removed from the trust account to pay such holders, (iii) approximately $11.8 million remained in the trust account and (iv) 5,494,554 shares of common stock remained outstanding (including 1,182,054 public shares and 4,312,500 Founder Shares).

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

Dispute Relating to the Business Combination with TradeZero

On April 1, 2022, the Company, along with Merger Sub, Merger Sub II and the Sponsor (collectively, the “Dune Plaintiffs”) filed a four-count complaint in the Delaware Court of Chancery against TradeZero and Messrs. Pipitone, Ferrara, Muscatella, Choi, Koslow, Caruso and Corriveau (together, the “TradeZero Defendants”), each of whom are part of TradeZero’s management team. The Dune Plaintiffs asserted claims for breach of contract, fraudulent inducement, fraudulent misrepresentation and unjust enrichment against the TradeZero Defendants. On May 3, 2022, after careful consideration and consultation with the Company’s management and outside legal advisors, the Company’s board of directors (the “Board”), who had previously unanimously endorsed and approved of the business combination with TradeZero, announced that it had changed its recommendation to the Company’s stockholders and then unanimously recommended that the Company’s stockholders vote against the business combination with TradeZero. On May 5, 2022, the TradeZero Defendants filed a motion to dismiss the Dune Plaintiffs’ lawsuit; on July 8, 2022, the Company filed an amended complaint; and on July 22, 2022 TradeZero filed a motion to dismiss the amended complaint.

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

On December 28, 2022, the Dune Plaintiffs entered into a Settlement Agreement and Release (the “Settlement Agreement”) with the TradeZero Defendants, pursuant to which (i) the Company and TradeZero mutually agreed to terminate the Merger Agreement and (ii) the Dune Plaintiffs and the TradeZero Defendants agreed to a mutual release of all claims related to the Merger Agreement, the transactions contemplated thereby, and the lawsuit filed by the Dune Plaintiffs against TradeZero Defendants in the Delaware Court of Chancery, in each case effective upon receipt in full by the Dune Plaintiffs from the insurers of the TradeZero Defendants of $5,000,000 in settlement consideration within 15 business days of the date of the Settlement Agreement.

For additional information regarding the Merger Agreement and the Settlement Agreement, see the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2021, January 26, 2022, July 15, 2022 and December 30, 2022 and the Company’s preliminary proxy statement (as amended), initially filed with the SEC on January 26, 2022.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $300 in cash in its operating account and working capital of approximately $1.7 million (excluding tax obligations of approximately $295,000 that may be paid using investment income earned from the trust account).

The Company’s liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $31,000 under the Note (Note 5). The Company repaid the loan in full on December 22, 2020. Subsequent from the consummation of the initial public offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement held outside of the trust account. In addition, the Company’s portion of the settlement of lawsuit in the amount of $2.75 million was received in January 2023.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 22, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. Management has determined that the liquidity position, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the business combination prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2023. The Company intends to complete a proposed business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by December 22, 2023.

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

On December 27, 2022, the Treasury Department and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions from a complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

Note 2. Restatement of Previously Issued Financial Statements

The Company had recognized a liability upon closing of their initial public offering in December 2020 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. On June 14, 2022, Cantor Fitzgerald & Co. irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement. The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statements of operations reported in the Company’s Form 10-Qs for the quarterly periods ended June 30, 2022 and September 30, 2022 (the “Affected Quarterly Periods”). Upon subsequent review and analysis, management concluded that the Company should have recognized the portion allocated to Public Shares as an adjustment to the carrying value of the Class A common stock subject to possible redemption and the remaining balance as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s Affected Quarterly Periods should no longer be relied upon and that it is appropriate to restate them. As such, the Company will restate its financial statements in this Form 10-K. The previously presented Affected Quarterly Period should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the statements of operations, statements of changes in stockholders’ deficit and statements of cash flows for the affected period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

Statement of Operations:

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statements of operations for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Total operating expenses	$(1,120,935)	$-	$(1,120,935)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,290,750	-	2,290,750
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	6,037,500	(5,749,511)	287,989
Interest earned on operating account	1	-	1
Income from investments held in Trust Account	166,440	-	166,440
Income before income tax expense	7,373,756	(5,749,511)	1,624,245
Income tax expense	6,535	-	6,535
Net income	$7,367,221	$(5,749,511)	$1,617,710

Weighted average shares outstanding of Class A common stock, basic and diluted	15,484,292	-	15,484,292
Basic and diluted net income per share, Class A common stock	$0.37	$(0.29)	$0.08
Weighted average shares outstanding of Class B common stock, basic and diluted	4,312,500	-	4,312,500
Basic and diluted net income per share, Class B common stock	$0.37	$(0.29)	$0.08

	For the Six Months Ended June 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Total operating expenses	$(1,554,619)	$-	$(1,554,619)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,929,000	-	5,929,000
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	6,037,500	(5,749,511)	287,989
Interest earned on operating account	3	-	3
Income from investments held in Trust Account	224,219	-	224,219
Income before income tax expense	10,636,103	(5,749,511)	4,886,592
Income tax expense	6,535	-	6,535
Net income	$10,629,568	$(5,749,511)	$4,880,057

Weighted average shares outstanding of Class A common stock, basic and diluted	16,362,268	-	16,362,268
Basic and diluted net income per share, Class A common stock	$0.51	$(0.27)	$0.24
Weighted average shares outstanding of Class B common stock, basic and diluted	4,312,500	-	4,312,500
Basic and diluted net income per share, Class B common stock	$0.51	$(0.27)	$0.24

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of operations for the nine months ended September 30, 2022 (there were no adjustments for the three months ended September 30, 2022):

	For the Nine Months Ended September 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Total operating expenses	$(3,053,747)	$-	$(3,053,747)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,929,000	-	5,929,000
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	6,037,500	(5,749,511)	287,989
Interest earned on operating account	4	-	4
Income from investments held in Trust Account	281,713	-	281,713
Income before income tax expense	9,194,470	(5,749,511)	3,444,959
Income tax expense	8,022	-	8,022
Net income	$9,186,448	$(5,749,511)	$3,436,937

Weighted average shares outstanding of Class A common stock, basic and diluted	11,246,592	-	11,246,592
Basic and diluted net income per share, Class A common stock	$0.59	$(0.37)	$0.22
Weighted average shares outstanding of Class B common stock, basic and diluted	4,312,500	-	4,312,500
Basic and diluted net income per share, Class B common stock	$0.59	$(0.37)	$0.22

Statement of Changes in Stockholders’ Deficit:

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported accumulated deficit within the statement of changes in stockholders’ deficit for the six months ended June 30, 2022:

	For the Six Months Ended June 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Balance - December 31, 2021	$(14,309,985)	-	$(14,309,985)
Net income	10,629,568	(5,749,511)	4,880,057
Adjustment for accretion of Class A common stock subject to possible redemption amount - accumulated deficit	-	5,749,511	5,749,511
Balance - June 30, 2022 (unaudited)	$(3,680,417)	$-	$(3,680,417)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported accumulated deficit within the statement of changes in stockholders’ deficit for the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Balance - December 31, 2021	$(14,309,985)	-	$(14,309,985)
Net income	9,186,448	(5,749,511)	3,436,937
Adjustment for accretion of Class A common stock subject to possible redemption amount - accumulated deficit	-	5,749,511	5,749,511
Balance - September 30, 2022 (unaudited)	$(5,123,537)	$-	$(5,123,537)

Statement of Cash Flows:

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2022:

	For the Six Months Ended June 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Net income	$10,629,568	$(5,749,511)	$4,880,057
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,929,000)	-	(5,929,000)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	(6,037,500)	5,749,511	(287,989)
Income from investments held in Trust Account	(224,219)	-	(224,219)
Changes in operating assets and liabilities:
Prepaid expenses	57,723	-	57,723
Accounts payable	258,731	-	258,731
Accrued expenses	1,041,731	-	1,041,731
Due to related party	(29,311)	-	(29,311)
Franchise tax payable	(70,522)	-	(70,522)
Income tax payable	6,535	-	6,535
Net cash used in operating activities	$(296,264)	$-	$(296,264)

Supplemental disclosure of noncash financing activities:
Extinguishment of deferred underwriting commissions allocated to Public Shares	$-	$5,749,511	$5,749,511

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the nine months ended September 30, 2022:

	For the Nine Months Ended September 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Net income	$9,186,448	$(5,749,511)	$3,436,937
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,929,000)	-	(5,929,000)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	(6,037,500)	5,749,511	(287,989)
Income from investments held in Trust Account	(281,713)	-	(281,713)
Changes in operating assets and liabilities:
Prepaid expenses	75,099	-	75,099
Accounts payable	1,498,738	-	1,498,738
Accrued expenses	1,227,066	-	1,227,066
Due to related party	(29,311)	-	(29,311)
Franchise tax payable	(20,111)	-	(20,111)
Income tax payable	8,022	-	8,022
Net cash used in operating activities	$(302,262)	$-	$(302,262)

Supplemental disclosure of noncash financing activities:
Extinguishment of deferred underwriting commissions allocated to Public Shares	$-	$5,749,511	$5,749,511

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in the trust account. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the consolidated balance sheets, except for derivative warrant liabilities (see Note 10).

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, a total of 1,182,054 and 17,250,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the initial public offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 13,475,000 shares of Class A common stock in the calculation of diluted income (loss) per share of common stock, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share of common stock for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$4,388,957	$2,173,118	$4,438,620	$1,109,655

Denominator:
Basic and diluted weighted average common stock outstanding	8,709,777	4,312,500	17,250,000	4,312,500

Basic and diluted net income per common stock	$0.50	$0.50	$0.26	$0.26

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 4 – Initial Public Offering

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

Note 5 – Related Party Transactions

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “working capital loans”). If the Company completes a business combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under working capital loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the years ended December 31, 2022 and 2021, the Company had incurred $120,000 and $120,000 in administrative services expenses under this agreement, respectively. As of December 31, 2022 and 2021, the Company had $0 and $20,000 outstanding, respectively, for services in connection with such agreement on the accompanying consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or directors of the Company, or any of their affiliates. As of December 31, 2022 and 2021, there were $1,500 and $30,811 due to related party respectively.

Note 6 – Commitments and Contingencies

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

On June 14, 2022, the Company entered into a letter agreement (the “Amendment Letter”) with Cantor Fitzgerald & Co. (“Cantor”) to amend that certain underwriting agreement (the “Underwriting Agreement”), dated December 17, 2020, by and between the Company and Cantor, as representative of the several underwriters named therein (the “Underwriters”), pursuant to which Cantor agreed to waive in full the Deferred Discount. Pursuant to the Amendment Letter, the Company agreed to grant Cantor with a right of first refusal to act as the Company’s capital markets advisor with an advisory fee of $3,800,000, subject to the conditions described in the Amendment Letter.

Note 7 – Derivative Warrant Liabilities

As of December 31, 2022 and 2021, the Company had 8,625,000 and 4,850,000 public warrants and private placement warrants outstanding.

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

Note 8 – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 1,182,054 and 17,250,000 shares of Class A common stock outstanding, respectively, which were all subject to possible redemption and classified outside of permanent equity in the consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of Public Warrants at issuance	(8,226,780)
Offering costs allocated to Class A common stock subject to possible redemption	(9,544,063)
Plus:
Accretion on Class A common stock subject to possible redemption amount	17,770,843
Class A common stock subject to possible redemption, December 31, 2021	172,500,000
Less:
Redemption of Class A common stock subject to possible redemption	(160,679,460)
Adjustment for accretion of Class A common stock subject to possible redemption amount	(5,749,511)
Plus:
Waiver of offering costs allocated to Class A common stock subject to possible redemption	5,749,511
Class A common stock subject to possible redemption, December 31, 2022	$11,820,540

Note 9 – Stockholders’ Deficit

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 1,182,054 and 17,250,000 shares of Class A common stock issued and outstanding, respectively, all of which were subject to possible redemption and have been classified as temporary equity (see Note 8).

Class B Common Stock (Founder Shares) – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 4,312,500 shares of Class B common stock issued and outstanding (see Note 5).

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

Note 10 – Fair Value Measurements

The public warrants were initially measured utilizing a Monte Carlo simulation model, and the private placement warrants were measured utilizing a Black-Scholes model. Subsequently when the public warrants were separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price.

For the year ended December 31, 2022 and 2021, the Company recognized a gain/(loss) from a decrease/(increase) in the fair value of liabilities of approximately $6.5 million and $8.0 million, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations.

The estimated fair value of private placement warrants as of December 31, 2022 was based on the fair value of the public warrants and the estimated fair value of the private placement warrants as of December 31, 2021 were determined utilizing Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The most significant input is volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy:

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public	$86,250	$-	$-
Derivative warrant liabilities – Private Placement	$-	$48,500	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury securities	$172,543,076	$-	$-
Liabilities:
Derivative warrant liabilities – Public	$4,226,250	$-	$-
Derivative warrant liabilities – Private Placement	$-	$-	$2,376,500

As of December 31, 2022, the trust assets were all held in cash.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the public warrants were separately listed and traded in February 2021. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021. The estimated fair value of the private placement warrants was transferred from a Level 3 fair value measurement to a Level 2 measurement on July 1, 2022. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is equivalent to that of each public warrant. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of December 31, 2021
Exercise price	$11.50
Unit price	$10.15
Volatility	8.80%
Stock price	$9.90
Expected life of the options to convert (years)	5.42
Risk-free rate	1.29%

The changes in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the years ended December 31, 2022 and 2021, are summarized as follows:

	2022	2021
Derivative warrant liabilities as of January 1	$2,376,500	$14,580,610
Transfer out of Level 3, Public Warrants start trading	-	(5,354,620)
Transfer of Private Placement Warrants to Level 2	(242,500)	-
Change in fair value of derivative warrant liabilities – Level 3	(2,134,000)	(6,849,490)
Derivative warrant liabilities as of December 31 – Level 3	$-	$2,376,500

Note 11 – Income Taxes

The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021.

The income tax provision (benefit) consists of the following:

	For the Years Ended December 31
	2022	2021
Current
Federal	$73,131	$-
State	-	-
Deferred
Federal	(137,164)	(510,213)
State	-	-
Valuation allowance	137,164	510,213
Income tax provision	$73,131	$-

The Company’s net deferred tax assets are as follows:

	December 31,
	2022	2021

Deferred tax assets:
Start-up/Organization costs	$636,790	$499,627
Net operating loss carryforwards	-	39,808
Total deferred tax assets	636,790	539,435
Valuation allowance	(636,790)	(539,435)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the valuation allowance increased by approximately $0.6 million and approximately $0.5 million, respectively.

As of December 31, 2022 and 2021, the Company had $0 and approximately $190,000, respectively, of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Years Ended December 31
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	-20.5%	-30.2%
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	-0.9%	0.0%
Change in valuation allowance	2.1%	9.2%
Income tax expense	1.7%	0.0%

Note 12 – Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued and determined that other than the settlement of the lawsuit with TradeZero as described in Note 1, there have been no events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.