Form 10-Q
period 2023-03-31
Dune Acquisition Corp
filed 2023-05-09
CIK 1817232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, there were 1,182,054 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Dune Acquisition Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

DUNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$304,009	$313
Prepaid expenses	7,500	-
Receivable from settlement	-	2,750,000
Total current assets	311,509	2,750,313
Cash and investments held in Trust Account	11,855,267	11,970,547
Total Assets	$12,166,776	$14,720,860

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$174,216	$1,864,900
Accrued expenses	23,750	2,602,327
Due to related party	1,500	1,500
Franchise tax payable	49,365	216,250
Income tax payable	78,560	78,561
Total current liabilities	327,391	4,763,538
Derivative warrant liabilities	808,500	134,750
Total liabilities	1,135,891	4,898,288

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 1,182,054 shares issued and outstanding at $10.00 per share at redemption as of March 31, 2023 and December 31, 2022	11,820,540	11,820,540

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2023 and December 31, 2022	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	431	431
Additional paid-in capital	-	-
Accumulated deficit	(790,086)	(1,998,399)
Total stockholders’ deficit	(789,655)	(1,997,968)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$12,166,776	$14,720,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022

General and administrative expenses	$197,300	$354,319
General and administrative expenses - related party	30,000	30,000
Franchise tax expense	49,365	49,365
Total operating expenses	(276,665)	(433,684)

Other income:
Change in fair value of derivative warrant liabilities	(673,750)	3,638,250
Other income from write-off of legal fees	2,060,549	-
Interest earned on operating account	5,459	2
Income on investments held in Trust Account	92,720	57,779
Net income	$1,208,313	$3,262,347

Weighted average shares outstanding of Class A common stock, basic and diluted	1,182,054	17,250,000
Basic and diluted net income per share, Class A common stock	$0.22	$0.15
Weighted average shares outstanding of Class B common stock, basic and diluted	4,312,500	4,312,500
Basic and diluted net income per share, Class B common stock	$0.22	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	-	$-	4,312,500	$431	$-	$(1,998,399)	$(1,997,968)

Net income	-	-	-	-	-	1,208,313	1,208,313
Balance - March 31, 2023 (Unaudited)	-	$-	4,312,500	$431	$-	$(790,086)	$(789,655)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	4,312,500	$431	$-	$(14,309,985)	$(14,309,554)

Net income	-	-	-	-	-	3,262,347	3,262,347
Balance - March 31, 2022 (Unaudited)	-	$-	4,312,500	$431	$-	$(11,047,638)	$(11,047,207)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net income	$1,208,313	$3,262,347
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	673,750	(3,638,250)
Income on investments held in Trust Account	(92,720)	(57,779)
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	(2,125)
Receivable from settlement	2,750,000	-
Accounts payable	(1,690,684)	43,687
Accrued expenses	(2,578,578)	155,552
Due to related party	-	(9,311)
Franchise tax payable	(166,885)	49,140
Net cash provided by (used in) operating activities	95,696	(196,739)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay for taxes	208,000	100,000
Net cash provided by investing activities	208,000	100,000

Net change in cash	303,696	(96,739)

Cash - beginning of the period	313	116,140
Cash - end of the period	$304,009	$19,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 1 – Description of Organization and Business Operations

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from June 18, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “initial public offering”), described below, and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the initial public offering (as defined below).

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

Trust Account

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per Unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was held in a trust account (the “trust account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. On December 15, 2022, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more interest-bearing demand deposit accounts) until the earlier of the consummation of a business combination or our liquidation. As of March 31, 2023, the funds in the trust account are held solely in an interest-bearing demand deposit account.

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

MARCH 31, 2023

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

The Company will provide the holders of the public shares (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then held in the trust account (initially anticipated to be $10.00 per public share). The per-share amount to be distributed to public stockholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These public shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a business combination if a majority of the shares voted are voted in favor of the business combination. The Company will not redeem the public shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholders may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a business combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any public shares purchased during or after the initial public offering in favor of a business combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of a business combination.

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

MARCH 31, 2023

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

On December 28, 2022, the Dune Plaintiffs entered into a Settlement Agreement and Release (the “Settlement Agreement”) with the TradeZero Defendants, pursuant to which (i) the Company and TradeZero mutually agreed to terminate the Merger Agreement and (ii) the Dune Plaintiffs and the TradeZero Defendants agreed to a mutual release of all claims related to the Merger Agreement, the transactions contemplated thereby, and the lawsuit filed by the Dune Plaintiffs against TradeZero Defendants in the Delaware Court of Chancery, in each case effective upon receipt in full by the Dune Plaintiffs from the insurers of the TradeZero Defendants of $5,000,000 in settlement consideration within 15 business days of the date of the Settlement Agreement. The Company received its portion of the settlement consideration in the amount of $2.75 million in January 2023.

For additional information regarding the Merger Agreement and the Settlement Agreement, see the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2021, January 26, 2022, July 15, 2022 and December 30, 2022 and the Company’s preliminary proxy statement (as amended), initially filed with the SEC on January 26, 2022.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had approximately $304,000 in cash in its operating account and a working capital deficit of approximately $112,000 (excluding tax obligations of approximately $128,000 that may be paid using investment income earned from the trust account).

The Company’s liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $31,000 under the Note (Note 4). The Company repaid the loan in full on December 22, 2020. Subsequent to the consummation of the initial public offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement held outside of the trust account. In addition, the Company’s portion of the settlement of the lawsuit with the TradeZero Defendants pursuant to the Settlement Agreement in the amount of $2.75 million was received in January 2023, substantially all of which was subsequently used to pay certain accounts payable and expenses of the Company.

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

MARCH 31, 2023

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period. Certain prior year amounts, in the unaudited condensed consolidated statements of cash flows, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 10, 2023.

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

This may make comparison of the Company’s condensed consolidated financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in the trust account. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

MARCH 31, 2023

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

The warrants to purchase Class A common stock issued in connection with the initial public offering (the “public warrants”) and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The initial fair value of the public warrants has been measured at fair value using a Monte Carlo simulation model. Subsequent to the public warrants being traded on an active market, the fair value of the public warrants has been based on the observable listed prices for such warrants. The fair value of the private placement warrants was estimated using Black-Scholes. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, a total of 1,182,054 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per share of common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the initial public offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 13,475,000 shares of Class A common stock in the calculation of diluted income per share of common stock, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share of common stock for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$259,947	$948,366	$2,609,878	$652,469

Denominator:
Basic and diluted weighted average common stock outstanding	1,182,054	4,312,500	17,250,000	4,312,500

Basic and diluted net income per common stock	$0.22	$0.22	$0.15	$0.15

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

MARCH 31, 2023

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 – Initial Public Offering

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

Note 4 – Related Party Transactions

Founder Shares

On July 10, 2020, the Sponsor purchased 3,737,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On December 17, 2020, pursuant to the amended and restated certificate of incorporation, each Founder Share outstanding immediately prior to December 17, 2020 was converted into one and two-thirteenths (1 2/13) Founder Shares, resulting in an aggregate of 4,312,500 Founder Shares outstanding. The initial stockholders agreed to forfeit up to 562,500 Founder Shares to the extent that the overallotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the initial public offering. The underwriter exercised its over-allotment option in full on December 22, 2020; thus, these 562,500 Founder Shares were no longer subject to forfeiture. The Founder Shares are identical to the shares of Class A common stock included in the units sold in the initial public offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “working capital loans”). If the Company completes a business combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under working capital loans.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended March 31, 2023 and 2022, the Company had incurred $30,000 in administrative services expenses under this agreement. As of March 31, 2023 and December 31, 2022, the Company had $20,000 and $0 outstanding, respectively, for services in connection with such agreement in due to related parties within Accounts payable on the accompanying condensed consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or directors of the Company, or any of their affiliates. As of March 31, 2023 and December 31, 2022, there were $1,500 due to related party.

Note 5 – Commitments and Contingencies

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

Note 6 – Derivative Warrant Liabilities

As of March 31, 2023 and December 31, 2022, the Company had 8,625,000 and 4,850,000 public warrants and private placement warrants outstanding, respectively.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 7 – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 1,182,054 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of Public Warrants at issuance	(8,226,780)
Offering costs allocated to Class A common stock subject to possible redemption	(9,544,063)
Plus:
Accretion on Class A common stock subject to possible redemption amount	17,770,843
Class A common stock subject to possible redemption, December 31, 2021	172,500,000
Less:
Redemption of Class A common stock subject to possible redemption	(160,679,460)
Adjustment for accretion of Class A common stock subject to possible redemption amount	(5,749,511)
Plus:
Waiver of offering costs allocated to Class A common stock subject to possible redemption	5,749,511
Class A common stock subject to possible redemption, December 31, 2022	$11,820,540
Plus:
Accretion on Class A common stock subject to possible redemption amount	-
Class A common stock subject to possible redemption, March 31, 2023	$11,820,540

Note 8 – Stockholders’ Deficit

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 1,182,054 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Common Stock (Founder Shares) – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 4,312,500 shares of Class B common stock issued and outstanding (see Note 4).

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 9 – Fair Value Measurements

The public warrants were initially measured utilizing a Monte Carlo simulation model, and the private placement warrants were measured utilizing a Black-Scholes model. Subsequently when the public warrants were separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of March 31, 2023 and December 31, 2022 was based on the fair value of the public warrants.

For the three months ended March 31, 2023 and 2022, the Company recognized a (loss)/gain from a (increase)/decrease in the fair value of liabilities of approximately ($674,000) and $3.6 million, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations.

The following tables present information about the company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public	$517,500	$-	$-
Derivative warrant liabilities – Private Placement	$-	$291,000	$-

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public	$86,250	$-	$-
Derivative warrant liabilities – Private Placement	$-	$48,500	$-

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

As of March 31, 2023 and December 31, 2022, the trust assets were all held in cash.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the public warrants were separately listed and traded in February 2021. The estimated fair value of the private placement warrants was transferred from a Level 3 fair value measurement to a Level 2 measurement on July 1, 2022. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is equivalent to that of each public warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.

The changes in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 are summarized as follows:

2022
Derivative warrant liabilities as of January 1	$2,376,500
Transfer out of Level 3, Public Warrants start trading	-
Change in fair value of derivative warrant liabilities – Level 3	(1,309,500)
Derivative warrant liabilities as of March 31 – Level 3	$1,067,000

Note 10 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

References to the “Company,” “our,” “us” or “we” refer to Dune Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was held in the trust account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and until December 2022 were invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. On December 15, 2022, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more interest-bearing demand deposit accounts) until the earlier of the consummation of a business combination or our liquidation. As of March 31, 2023, there was $11,855,267 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $34,000. As of March 31, 2023, the funds in the trust account are held solely in an interest-bearing demand deposit account.

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

In connection with the Company’s Special Meeting, stockholders holding 16,409,033 public shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account, which would have resulted in (i) approximately $164.1 million (approximately $10.00 per share) being removed from the trust account to pay such holders, (ii) approximately $8.4 million remaining in the trust account and (iii) 5,153,467 shares of common stock outstanding (including 840,967 public shares and 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, held by our Sponsor (the “Founder Shares”)).

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

Proposed Business Combination with TradeZero

On October 12, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with Dune Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”), Dune Merger Sub II, LLC, a Delaware limited liability company and our direct, wholly owned subsidiary (“Merger Sub II”), and TradeZero Holding Corp., a Delaware corporation (“TradeZero”).

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

On December 28, 2022, the Dune Plaintiffs entered into a Settlement Agreement and Release (the “Settlement Agreement”) with the TradeZero Defendants, pursuant to which (i) the Company and TradeZero mutually agreed to terminate the Merger Agreement and (ii) the Dune Plaintiffs and the TradeZero Defendants agreed to a mutual release of all claims related to the Merger Agreement, the transactions contemplated thereby, and the lawsuit filed by the Dune Plaintiffs against TradeZero Defendants in the Delaware Court of Chancery, in each case effective upon receipt in full by the Dune Plaintiffs from the insurers of the TradeZero Defendants of $5,000,000 in settlement consideration within 15 business days of the date of the Settlement Agreement. The Company received its portion of the settlement consideration in the amount of $2.75 million in January 2023.

For additional information regarding the Merger Agreement and the Settlement Agreement, see the Company’s Current Reports on Form 8-K filed with the SEC on October 12, 2021, January 26, 2022, July 15, 2022 and December 30, 2022 and the Company’s preliminary proxy statement (as amended), initially filed with the SEC on January 26, 2022.

Liquidity and Capital Resources; Going Concern

As of March 31, 2023, we had approximately $304,000 in our operating bank account and working capital deficit of approximately $112,000 (excluding tax obligations of approximately $128,000 that may be paid using investment income earned from the trust account).

Our liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from the Sponsor to purchase founders shares (as defined below), and loan proceeds from the Sponsor of approximately $31,000 under the Note. We repaid the loan in full on December 22, 2020. Subsequent to the consummation of the initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement (as defined below) held outside of the trust account. In addition, the Company’s portion of the settlement of the lawsuit with the TradeZero Defendants pursuant to the Settlement Agreement in the amount of $2.75 million was received in January 2023, substantially all of which was subsequently used to pay certain accounts payable and expenses of the Company.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 22, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. Management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a business combination prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 22, 2023. We intend to complete a business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by December 22, 2023.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of March 31, 2023 and December 31, 2022. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e. U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year.

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

Results of Operations

Our entire activity from June 18, 2020 (inception) through March 31, 2023 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest earned on cash equivalents held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of approximately $1.2 million, which consisted of approximately $2.1 million of other income, approximately $93,000 in income on investments held in the trust account, and approximately $5,000 interest income on operating account, partially offset by approximately $674,000 in non-operating loss from changes in fair value of derivative warrant liabilities, approximately $197,000 in general and administrative expenses, $30,000 in general and administrative expenses – related party, and approximately $49,000 in franchise tax expense.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete a business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, we had no borrowings under working capital loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq until the earlier of our consummation of a business combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. For the three months ended March 31, 2023 and 2022, the Company had incurred $30,000 in administrative services expenses under this agreement. As of March 31, 2023 and December 31, 2022, the Company had $30,000 and $0 outstanding, respectively, for services in connection with such agreement in due to related parties on the accompanying condensed consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or directors, or any of their affiliates. As of March 31, 2023 and December 31, 2022, there were $1,500 due to related party.

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

Off-Balance Sheet Arrangement

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of March 31, 2023 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 10, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 10, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

DUNE ACQUISITION CORPORATION

Date: May 9, 2023	By:	/s/ Carter Glatt
		Name:	Carter Glatt
		Title:	Chief Executive Officer
(Principal Executive Officer)