Form 10-K/A
period 2022-12-31
Dune Acquisition Corp
filed 2023-07-17
CIK 1817232

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Dune Acquisition Corporation (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2023 (the “Original Filing”), for the purpose of restating the net income in its Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021 that was incorrectly reported due to a clerical error. This clerical error has been corrected in this Amendment. In accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated such error and has determined that the related impacts were material.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our chief executive officer and chief financial officer.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K/A may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K/A may include, for example, statements about:

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

The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K/A entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K/A, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination by December 22, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination by December 22, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek stockholder approval of our initial business combination, the Sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until December 22, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our initial business combination.

●	This Annual Report on Form 10-K/A contains disclosure that expresses substantial doubt about our ability to continue as a “going concern.”

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional Class A common stock if we issue certain shares to consummate an initial business combination.

●	We identified a material weakness in our internal control over financial reporting as of December 31, 2022 and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements.

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

This Annual Report on Form 10-K/A contains disclosure that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had approximately $300 in cash and working capital of approximately $1.7 million (excluding tax obligations of approximately $205,000 that may be paid using investment income earned from the trust account). Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through this offering are discussed in the section of this Annual Report on Form 10-K/A titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to consummate our initial business combination by December 22, 2023 may not be successful. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 22, 2023. We intend to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by December 22, 2023.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this Form 10-K/A forms a part, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K/A regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Our initial stockholders own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K/A. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by the Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Although we have no commitments as of the date of the Original Filing to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Included on our consolidated balance sheets as of December 31, 2022 and December 31, 2021 contained elsewhere in this Form 10-K/A are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the consolidated statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

As described elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2022, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022.

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. Following the closing of the business combination, the combined company intends to take steps to remediate this material weakness, including plans to enhance processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements, enhance access to accounting literature, research materials and documents and increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified and subsequent remediation plan, see “Part II, Item 9A: Controls and Procedures” included in this Annual Report on Form 10-K/A.

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

As discussed elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control around the interpretation and accounting for extinguishment of a significant contingent obligation. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022.

As a result of such material weakness and the prior restatement of our financial statements, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of the Original Filing, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

References to “we”, “us”, “our” or the “Company” are to Dune Acquisition Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report on Form 10-K/A and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022. In addition, the subsequent restatement that was identified to correct the Consolidated Statements of Changes in Stockholders’ Deficit has been determined by management to also be a material weakness over financial reporting.

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

This Annual Report on Form 10-K/A does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of the Original Filing.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

1.	Financial Statements:

(b)	Financial Statement Schedules.

None.

(c)	Exhibits:

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

Exhibit Index

Exhibit Number	Description
1.1	Underwriting Agreement, dated December 17, 2020, by and among the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

1.2	Letter Agreement, dated June 14, 2022 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on June 17, 2022.

2.1	Agreement and Plan of Merger, dated as of October 12, 2021, by and among the Company, Dune Merger Sub, Inc., Dune Merger Sub II, LLC and TradeZero Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of January 26, 2022, by and among the Company, Dune Merger Sub, Inc., Dune Merger Sub II, LLC and TradeZero Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on January 26, 2022).

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on June 14, 2022).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

4.4	Warrant Agreement, dated as of December 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

4.5	Description of Registrant’s Securities.

10.1	Letter Agreement, dated December 17, 2020, between the Company, its executive officers, directors and Dune Acquisition Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.2	Investment Management Trust Agreement, dated as of December 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.3	Registration Rights Agreement, dated December 17, 2020, by and among the Company, Dune Acquisition Holdings LLC and the holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.4	Private Placement Warrants Purchase Agreement, dated as of December 17, 2020, by and between the Company and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

10.6	Promissory Note, dated June 18, 2020, issued to Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

10.7	Securities Subscription Agreement dated June 18, 2020, by and between the Company and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

10.8	Administrative Service Agreement, dated as of December 17, 2020, by and between the Company and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 22, 2020).

10.9	Support Agreement, dated as of October 12, 2021, by and among the Company, TradeZero Holding Corp., and certain stockholders of TradeZero Holding Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

10.10	Sponsor Agreement, dated as of October 12, 2021, by and among the Company, Dune Acquisition Holdings, LLC, and TradeZero Holding Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

10.11	Lock-up Agreement, dated as of October 12, 2021, by and among the Company, Dune Acquisition Holdings, LLC, and certain stockholders of TradeZero Holding Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on October 12, 2021).

10.12	Settlement Agreement and Release, dated as of December 28, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-39819), filed with the Securities and Exchange Commission on December 28, 2022.

14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-248698), filed with the Securities and Exchange Commission on September 10, 2020).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2023	DUNE ACQUISITION CORPORATION

	By:	/s/ Carter Glatt
		Name:	Carter Glatt
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carter Glatt and Michael Castaldy, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carter Glatt	Chief Executive Officer and Director	July 17, 2023
Carter Glatt	(Principal Executive Officer)

/s/ Michael Castaldy	Chief Financial Officer and Director	July 17, 2023
Michael Castaldy	(Principal Financial and Accounting Officer)

/s/ William Nance	Director	July 17, 2023
William Nance

/s/ Jeron Smith	Director	July 17, 2023
Jeron Smith

/s/ Cecil White III	Director	July 17, 2023
Cecil White III

DUNE ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Dune Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dune Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, management concluded that the previously issued audited consolidated financial statements for the year ended December 31, 2022 should be restated to correct the consolidated statement of stockholders’ deficit as the net income was not properly reflecting the amount as stated on the consolidated statements of operations.

As discussed in Note 2A to the consolidated financial statements, the Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its statements of operations. Management has since re-evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a credit to stockholders’ deficit. Accordingly, the 2022 unaudited interim condensed consolidated financial statements have been restated within Note 2A to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 22, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

April 7, 2023 Except for Note 2, as to which the date is July 14, 2023.

PCAOB ID Number 100

DUNE ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Current assets:
Cash	$313	$116,140
Prepaid expenses	-	92,473
Receivable from settlement	2,750,000	-
Total current assets	2,750,313	208,613
Cash and investments held in Trust Account	11,970,547	172,543,076
Total Assets	$14,720,860	$172,751,689

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,864,900	$131,853
Accrued expenses	2,602,327	1,598,232
Due to related party	1,500	30,811
Franchise tax payable	216,250	160,097
Income tax payable	78,561	-
Total current liabilities	4,763,538	1,920,993
Deferred underwriting commissions	-	6,037,500
Derivative warrant liabilities	134,750	6,602,750
Total liabilities	4,898,288	14,561,243

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 1,182,054 and 17,250,000 shares issued and outstanding at $10.00 per share at redemption as of December 31, 2022 and 2021, respectively	11,820,540	172,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December 31, 2022 and 2021	431	431
Additional paid-in capital	-	-
Accumulated deficit	(1,998,399)	(14,309,985)
Total stockholders’ deficit	(1,997,968)	(14,309,554)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$14,720,860	$172,751,689

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

DUNE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(AS RESTATED)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	-	$-	4,312,500	$431	$-	$(19,858,260)	$(19,857,829)
Net income	-	-	-	-	-	5,548,275	5,548,275
Balance – December 31, 2021	-	-	4,312,500	431	-	(14,309,985)	(14,309,554)
Net income	-	-	-	-	-	6,562,075	6,562,075
Adjustment for accretion of Class A common stock subject to possible redemption amount – accumulated deficit	-	-	-	-	-	5,749,511	5,749,511
Balance - December 31, 2022	-	$-	4,312,500	$431	$-	$(1,998,399)	$(1,997,968)

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

Note 1. Description of Organization and Business Operations

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

Note 2. Restatement of Previously Issued Financial Statements

Subsequent to the initial issuance of the Company’s 2022 financial statements on April 7, 2023, management concluded that the previously issued audited financial statements for the year ended December 31, 2022 should be restated to correct the Consolidated Statements of Changes in Stockholders’ Deficit as the wrong net income was included in the statement.

This clerical error had no impact on the Company’s cash position, revenues, or liquidity. The errors have been corrected by restating each of the affected financial statement line items for the period.

Statement of Changes in Stockholders’ Deficit:

The tables below present the effect of the financial statement adjustment related to the restatement discussed above of the Company’s previously reported accumulated deficit and total stockholder’s deficit within the statement of changes in stockholders’ deficit for the year ended December 31, 2022:

	For the year ended December 31, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Accumulated Deficit:
Balance – December 31, 2021	$(14,309,985)	$-	$(14,309,985)
Net Income	3,937,702	2,624,373	6,562,075
Adjustment for accretion of Class A common stock subject to possible redemption amounts – accumulated deficit	5,749,511	-	5,749,511
Balance – December 31, 2022	$(4,622,772)	$2,624,373	$(1,998,399)

	For the year ended December 31, 2022
	As Previously Reported	Restatement Adjustments	As Restated
Total Stockholders’ Deficit:
Balance – December 31, 2021	$(14,309,554)	$-	$(14,309,554)
Net Income	3,937,702	2,624,373	6,562,075
Adjustment for accretion of Class A common stock subject to possible redemption amounts – accumulated deficit	5,749,511	-	5,749,511
Balance – December 31, 2022	$(4,622,341)	$2,624,373	$(1,997,968)

Note 2A. Restatement of Previously Issued Financial Statements as of April 7, 2023

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

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s Affected Quarterly Periods should no longer be relied upon and that it is appropriate to restate them. As such, the Company will restate its financial statements in this Form 10-K/A. The previously presented Affected Quarterly Period should no longer be relied upon.

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

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

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

Note 4. Initial Public Offering

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

Note 5. Related Party Transactions

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

Note 6. Commitments and Contingencies

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

Note 7. Derivative Warrant Liabilities

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

Note 8. Class A Common Stock Subject to Possible Redemption

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

Note 9. Stockholders’ Deficit

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

Note 10. Fair Value Measurements

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

Note 11. Income Taxes

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

Note 12. Subsequent Events

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