Form 10-Q
period 2023-06-30
Dune Acquisition Corp
filed 2023-08-14
CIK 1817232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

Commission File Number 001-39819

DUNE ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1617911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

700 S. Rosemary Avenue, Suite 204 West Palm Beach, FL 33401	33401
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2023, there were 1,182,054 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Dune Acquisition Corporation
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2023

i

Part I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

DUNE ACQUISITION CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$13,782	$313
Prepaid expenses	40,000	—
Receivable from settlement	—	2,750,000
Total current assets	53,782	2,750,313
Cash and investments held in trust account	11,963,187	11,970,547
Total Assets	$12,016,969	$14,720,860

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$175,712	$1,864,900
Accrued expenses	650,000	2,602,327
Due to related party	1,500	1,500
Franchise tax payable	99,228	216,250
Income tax payable	78,560	78,561
Total current liabilities	1,005,000	4,763,538
Derivative warrant liabilities	539,000	134,750
Total liabilities	1,544,000	4,898,288

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 1,182,054 shares issued and outstanding at $10.00 per share at redemption as of June 30, 2023 and December 31, 2022	11,820,540	11,820,540

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	431	431
Additional paid-in capital	—	—
Accumulated deficit	(1,348,002)	(1,998,399)
Total stockholders’ deficit	(1,347,571)	(1,997,968)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$12,016,969	$14,720,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

Unaudited Condensed Consolidated Statements Of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$883,109	$1,041,072	$1,080,409	$1,395,391
General and administrative expenses - related party	50,000	30,000	80,000	60,000
Franchise tax expense	49,863	49,863	99,228	99,228
Loss from operations	(982,972)	(1,120,935)	(1,259,637)	(1,554,619)

Other income (loss):
Change in fair value of derivative warrant liabilities	269,500	2,290,750	(404,250)	5,929,000
Other income from write-off of legal fees	45,522	—	2,106,072	—
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	—	287,989	—	287,989
Interest earned on operating account	2,115	1	7,573	3
Income on investments held in trust account	107,919	166,440	200,639	224,219

Income (loss) before provision for income taxes	(557,916)	1,624,245	650,397	4,886,592
Provision for income taxes	—	(6,535)	—	(6,535)
Net (loss) income	$(557,916)	$1,617,710	$650,397	$4,880,057

Weighted average shares outstanding of Class A common stock, basic and diluted	1,182,054	15,484,292	1,182,054	16,362,268
Basic and diluted net (loss) income per share, Class A common stock	$(0.10)	$0.08	$0.12	$0.24

Weighted average shares outstanding of Class B common stock, basic and diluted	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.10)	$0.08	$0.12	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

Unaudited Condensed Consolidated Statements Of Changes In
Stockholders’ Deficit

For The Three And Six Months Ended June 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	4,312,500	$431	$—	$(1,998,399)	$(1,997,968)
Net income	—	—	—	—	—	1,208,313	1,208,313
Balance – March 31, 2023 (Unaudited)	—	—	4,312,500	431	—	(790,086)	(789,655)
Net loss	—	—	—	—	—	(557,916)	(557,916)
Balance – June 30, 2023 (Unaudited)	—	$—	4,312,500	$431	$—	$(1,348,002)	$(1,347,571)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	4,312,500	$431	$—	$(14,309,985)	$(14,309,554)
Net income	—	—	—	—	—	3,262,347	3,262,347
Balance – March 31, 2022 (Unaudited)	—	—	4,312,500	431	—	(11,047,638)	(11,047,207)
Adjustment for accretion of Class A common stock subject to possible redemption amount - accumulated deficit	—	—	—	—	—	5,749,511	5,749,511
Net income	—	—	—	—	—	1,617,710	1,617,710
Balance – June 30, 2022 (Unaudited)	—	$—	4,312,500	$431	$—	$(3,680,417)	$(3,679,986)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

Unaudited Condensed Consolidated Statements Of Cash Flows

	For the Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net income	$650,397	$4,880,057
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	404,250	(5,929,000)
Forgiveness of deferred underwriting commission allocated to warrants	—	(287,989)
Income on investments held in trust account	(200,639)	(224,219)
Changes in operating assets and liabilities:
Prepaid expenses	(40,000)	57,723
Receivable from settlement	2,750,000	—
Accounts payable	(1,689,189)	258,731
Accrued expenses	(1,952,327)	1,041,731
Due to related party	—	(29,311)
Franchise tax payable	(117,022)	(70,522)
Income tax payable	—	6,535
Net cash used in operating activities	(194,530)	(296,264)

Cash Flows from Investing Activities
Investment income released from trust account to pay for taxes	208,000	256,436
Withdrawal for redemption payment	—	160,679,460
Net cash provided by investing activities	208,000	160,935,896

Cash Flows from Financing Activities
Offering costs paid	—	(70,000)
Payment of Class A common stock subject to possible redemption	—	(160,679,460)
Net cash used in financing activities	—	(160,749,460)

Net change in cash	13,470	(109,828)
Cash - beginning of the period	313	116,140
Cash - end of the period	$13,783	$6,312

Supplemental disclosure of noncash financing activities:
Extinguishment of deferred underwriting commissions allocated to public shares	$—	$5,749,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Note 1 – Description of Organization and Business Operations

Organization and General

Dune Acquisition Corporation (the “Company” or “Dune”) is a blank check company incorporated in Delaware on June 18, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “business combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

The company has the following wholly-owned subsidiaries: Dune Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Dune Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”), and Global Gas Holdings LLC, a Delaware limited liability company (“Holdings”).

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from June 18, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the Company’s December 2020 initial public offering (the “initial public offering”) and, since the closing of the initial public offering on December 22, 2020, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the initial public offering.

Proposed Business Combination with Global Hydrogen

On May 14, 2023, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”), by and among Holdings, a direct, wholly-owned subsidiary of the Company, Global Hydrogen Energy LLC, a Delaware limited liability company (“Global Hydrogen”), William Bennett Nance, Jr., an individual (“W. Nance”), Sergio Martinez, an individual (“S. Martinez”), and Barbara Guay Martinez, an individual (“B. Martinez” and, together with W. Nance and S. Martinez, the “Sellers”). The Purchase Agreement contains customary representations and warranties of the parties.

The board of directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Purchase Agreement and the other transactions contemplated thereby (the “Business Combination”) and (ii) resolved to recommend approval of the Purchase Agreement and related matters by the stockholders of the Company. W. Nance, the Founder and Chief Executive Officer of Global Hydrogen, is also a director of the Company. Mr. Nance was recused from, and did not participate in, the consideration or approval of the Purchase Agreement and the Business Combination by the Board.

In accordance with the terms and subject to the conditions of the Purchase Agreement, at the closing of the Business Combination (the “Closing”), (a) Dune will contribute to Holdings all of its assets (excluding its interests in Holdings and the aggregate amount of cash proceeds required to satisfy any redemptions by Dune’s public stockholders (“Dune Stockholder Redemptions”)), and in exchange therefor, Holdings will issue to Dune a number of common equity units of Holdings (“Holdings Common Units”) which will equal the number of total shares of Class A common stock, par value $0.0001 per share, issued and outstanding immediately after the Closing (taking into account any equity financing agreements entered into by the Company between the signing date of the Purchase Agreement and the Closing and giving effect to all Dune Stockholder Redemptions) (such transactions, the “SPAC Contribution”) and (b) immediately after the SPAC Contribution, the Sellers will transfer, convey, assign and deliver all of the limited liability company equity interests of Global Hydrogen (“Global Hydrogen Units”) to Holdings in exchange for shares of Class B common stock, par value $0.0001 per share (together with Class A common stock, “Dune Common Stock”), and Holdings Common Units (together with the SPAC Contribution, the “Combination Transactions”), as a result of which, (i) each issued and outstanding Global Hydrogen Unit immediately prior to the Combination Transactions will be held by Holdings, (ii) each Seller will receive an aggregate number of Holdings Common Units and shares of Class B common stock, in each case, equal to the number of Global Hydrogen Units held by such Seller, multiplied by the Company Exchange Ratio (as defined below), and (iii) Dune will change its name to Global Gas Corporation (“New Global”) and New Global will be the publicly traded reporting company in an “Up-C” structure (clauses (i) through (iii) collectively, and together with the Combination Transactions and the other transactions contemplated by the Purchase Agreement, being referred to collectively hereafter as the “Transactions”).

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

In accordance with the terms and subject to the conditions of the Purchase Agreement, at the Closing, the issued and outstanding Global Hydrogen Units of each Seller will be transferred, conveyed, assigned and delivered in exchange for (i) a number of shares of Class B common stock equal to the product of (x) the number of Global Hydrogen Units held by such Seller and (y) the exchange ratio (the “Company Exchange Ratio”) determined by dividing (A) the quotient of $57,500,000 divided by the number of Global Hydrogen Units issued and outstanding immediately prior to the Closing by (B) $10.00 per share and (ii) a number of Holdings Common Units equal to the number of shares of Class B common stock to be received by such Seller pursuant to clause (i) hereof.

Sponsor and Financing

The Company’s sponsor is Dune Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s initial public offering was declared effective on December 17, 2020. On December 22, 2020, the Company consummated its initial public offering of 17,250,000 units (the “units”), including the issuance, with respect to the Class A common stock included in the units being offered (the “public shares”), of 2,250,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.0 million, of which approximately $6.0 million was for deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, the Company consummated the private placement (“private placement”) of 4,850,000 warrants (each, a “private placement warrant” and, collectively, the “private placement warrants”) at a price of $1.00 per private placement warrant to the Sponsor, generating proceeds of approximately $4.9 million (Note 4).

Trust Account

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement were held in a trust account (the “trust account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and, until December 2022, were invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. On December 15, 2022, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more interest-bearing demand deposit accounts) until the earlier of the consummation of a business combination or our liquidation. As of June 30, 2023, there was $11,963,187 in investments and cash held in the trust account, which includes interest income available to the Company for franchise and income tax obligations of approximately $143,000. As of June 30, 2023, the funds in the trust account were held solely in an interest-bearing demand deposit account.

June 2022 Extension Special Meeting of Stockholders

On June 14, 2022, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to extend the date by which the Company must complete a business combination from June 22, 2022 to December 22, 2023.

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that the Company will be able to complete a business combination successfully. The Company must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with the initial business combination. However, the Company will only complete a business combination if the post-transaction company owns or acquires 50% or more of the voting securities of the Target (as defined below) or otherwise acquires a controlling interest in the Target sufficient for it not to be required to register as an investment company under the Investment Company Act.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

The Company will provide the holders of the public shares (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then held in the trust account (initially anticipated to be $10.00 per public share). These public shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a business combination if a majority of the shares voted are voted in favor of the business combination. The Company will not redeem the public shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholders may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a business combination, the initial stockholders (as defined below) agreed to vote their Founder Shares and any public shares purchased during or after the initial public offering in favor of a business combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of a business combination.

The Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the public shares, without the prior consent of the Company.

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

If the Company is unable to complete a business combination within 36 months from the closing of the initial public offering, or December 22, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their rights to liquidating distributions from the trust account with respect to the Founder Shares if the Company fails to complete a business combination within the Combination Period. However, if the initial stockholders acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete a business combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission held in the trust account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.00. In order to protect the amounts held in the trust account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public shares due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, except for the Company’s independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Proposed Business Combination with TradeZero

On October 12, 2021, the Company entered into an Agreement and Plan of Merger (the “TradeZero Merger Agreement”), by and among the Company, Merger Sub, a direct, wholly-owned subsidiary of the Company, Merger Sub II, a direct, wholly-owned subsidiary of the Company, and TradeZero Holding Corp., a Delaware corporation (“TradeZero”).

Dispute Relating to the Business Combination with TradeZero

On April 1, 2022, the Company, along with Merger Sub, Merger Sub II and the Sponsor (collectively, the “Dune Plaintiffs”) filed a four-count complaint in the Delaware Court of Chancery against TradeZero and Messrs. Pipitone, Ferrara, Muscatella, Choi, Koslow, Caruso and Corriveau (collectively, the “TradeZero Defendants”), each of whom are part of TradeZero’s management team. The Dune Plaintiffs asserted claims for breach of contract, fraudulent inducement, fraudulent misrepresentation and unjust enrichment against the TradeZero Defendants. On May 3, 2022, after careful consideration and consultation with the Company’s management and outside legal advisors, the Board, who had previously unanimously endorsed and approved of the business combination with TradeZero, announced that it had changed its recommendation to the Company’s stockholders and then unanimously recommended that the Company’s stockholders vote against the business combination with TradeZero. On May 5, 2022, the TradeZero Defendants filed a motion to dismiss the Dune Plaintiffs’ lawsuit; on July 8, 2022, the Company filed an amended complaint; and on July 22, 2022, TradeZero filed a motion to dismiss the amended complaint.

On July 13, 2022, the Company received a notice from TradeZero that purported to terminate the TradeZero Merger Agreement pursuant to Sections 10.01(c) and 10.01(i) thereof (the “Purported Termination Notice”). On July 15, 2022, the Company sent a letter to TradeZero in response to the Purported Termination Notice stating, among other things, that TradeZero is not permitted to terminate the TradeZero Merger Agreement because of TradeZero’s breaches of, and failure to perform under, the TradeZero Merger Agreement.

On December 28, 2022, the Dune Plaintiffs entered into a Settlement Agreement and Release (the “Settlement Agreement”) with the TradeZero Defendants, pursuant to which (i) the Company and TradeZero mutually agreed to terminate the TradeZero Merger Agreement and (ii) the Dune Plaintiffs and the TradeZero Defendants agreed to a mutual release of all claims related to the TradeZero Merger Agreement, the transactions contemplated thereby, and the lawsuit filed by the Dune Plaintiffs against TradeZero Defendants in the Delaware Court of Chancery, in each case effective upon receipt in full by the Dune Plaintiffs from the insurers of the TradeZero Defendants of $5,000,000 in settlement consideration within 15 business days of the date of the Settlement Agreement. The Company received its portion of the settlement consideration in the amount of $2.75 million in January 2023.

For additional information regarding the TradeZero Merger Agreement and the Settlement Agreement, see the Company’s Current Reports on Form 8-K filed with the SEC on October 12, 2021, January 26, 2022, July 15, 2022 and December 30, 2022 and the Company’s preliminary proxy statement (as amended), initially filed with the SEC on January 26, 2022.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had approximately $14,000 in cash in its operating account and a working capital deficit of approximately $773,000 (excluding tax obligations of approximately $178,000 that may be paid using investment income earned from the trust account).

The Company’s liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares, and loan proceeds from the Sponsor of approximately $31,000 under the Note (as defined in Note 4). The Company repaid the loan in full on December 22, 2020. Subsequent to the consummation of the initial public offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement held outside of the trust account. In addition, the Company’s portion of the settlement of the lawsuit with the TradeZero Defendants pursuant to the Settlement Agreement in the amount of $2.75 million was received in January 2023, substantially all of which was subsequently used to pay certain accounts payable and expenses of the Company.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

On December 27, 2022, the Treasury and Internal Revenue Service issued Notice 2023-2 (the “Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions from a complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period. Certain prior year amounts, in the unaudited condensed consolidated statements of cash flows, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A filed by the Company with the SEC on July 17, 2023.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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
JUNE 30, 2023

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, a total of 1,182,054 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Net (Loss) Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net (loss) income per share of common stock is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the units sold in the initial public offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 13,475,000 shares of Class A common stock in the calculation of diluted (loss) income per share of common stock, because their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net income per share of common stock for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(120,026)	$(437,890)	$1,265,311	$352,399

Denominator:
Basic and diluted weighted average common stock outstanding	1,182,054	4,312,500	15,484,292	4,312,500
Basic and diluted net (loss) income per common stock	$(0.10)	$(0.10)	$0.08	$0.08

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$139,921	$510,476	$3,862,138	$1,017,919

Denominator:
Basic and diluted weighted average common stock outstanding	1,182,054	4,312,500	16,362,268	4,312,500
Basic and diluted net income per common stock	$0.12	$0.12	$0.24	$0.24

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
JUNE 30, 2023

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

Note 4 – Related Party Transactions

Founder Shares

On July 10, 2020, the Sponsor purchased 3,737,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On December 17, 2020, pursuant to the Certificate of Incorporation, each Founder Share outstanding immediately prior to December 17, 2020 was converted into one and two-thirteenths (1 2/13) Founder Shares, resulting in an aggregate of 4,312,500 Founder Shares outstanding. The initial stockholders agreed to forfeit up to 562,500 Founder Shares to the extent that the overallotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the initial public offering. The underwriter exercised its over-allotment option in full on December 22, 2020; thus, these 562,500 Founder Shares were no longer subject to forfeiture. The Founder Shares are identical to the shares of Class A common stock included in the units sold in the initial public offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of the initial business combination or earlier if, subsequent to the initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the initial business combination, and (B) the date following the completion of the initial business combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “working capital loans”). If the Company completes a business combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under working capital loans.

Promissory Note – Related Party

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $300,000 that may be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination, previously announced on May 15, 2023. The Sponsor Note does not bear interest and is payable on the earlier of December 31, 2023 and the completion of the Business Combination. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Sponsor Note and all other sums payable with regard to the Sponsor Note to become immediately due and payable. As of June 30, 2023, the Company has not borrowed any funds under the Sponsor Note.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three and six months ended June 30, 2023, the Company had incurred $30,000 and $60,000 in administrative services expenses under this agreement, respectively. For the three and six months ended June 30, 2022, the Company had incurred $30,000 and $60,000 in administrative services expenses under this agreement, respectively. As of June 30, 2023 and December 31, 2022, the Company had $80,000 and $0 outstanding, respectively, for services in connection with such agreement due to related parties within Accounts payable on the accompanying condensed consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors of the Company, or any of their affiliates. For the three and six months ended June 30, 2023, amounts reimbursed to the Sponsor, officers and directors and recorded as travel expenses within general and administrative expenses in the statements of operations were $11,914 and $23,296, respectively. For the three and six months ended June 30, 2022, amounts reimbursed to the Sponsor, officers and directors and recorded as travel expenses within general and administrative expenses in the statements of operations were $9,381 and $21,054, respectively. As of June 30, 2023 and December 31, 2022, there were $1,500 due to a related party.

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
JUNE 30, 2023

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

On June 14, 2022, the Company entered into a letter agreement (the “Amendment Letter”) with Cantor Fitzgerald & Co. (“Cantor”) to amend that certain underwriting agreement, dated December 17, 2020, by and between the Company and Cantor, as representative of the several underwriters named therein, pursuant to which Cantor agreed to waive in full the Deferred Discount. Pursuant to the Amendment Letter, the Company agreed to grant Cantor with a right of first refusal to act as the Company’s capital markets advisor with an advisory fee of $3,800,000, subject to the conditions described in the Amendment Letter.

Other income from write-off of legal fees

In accordance with ASC 405, the Company derecognized its liabilities relating to certain legal fees that were incurred in relation to a failed acquisition. This occurred during the three months ended March 31, 2023 as this is when Dune received legal release from the respective creditors. It was recorded in other income (loss) as it did not relate to any debt or equity financing.

Note 6 – Derivative Warrant Liabilities

As of June 30, 2023 and December 31, 2022, the Company had 8,625,000 and 4,850,000 public warrants and private placement warrants outstanding, respectively.

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

If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading-day period starting on the trading day after the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

The Company may call the public warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sales price of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Note 7 – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,182,054 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of public warrants at issuance	(8,226,780)
Offering costs allocated to Class A common stock subject to possible redemption	(9,544,063)
Plus:
Accretion on Class A common stock subject to possible redemption amount	17,770,843
Class A common stock subject to possible redemption, December 31, 2021	172,500,000
Less:
Redemption of Class A common stock subject to possible redemption	(160,679,460)
Adjustment for accretion of Class A common stock subject to possible redemption amount	(5,749,511)
Plus:
Waiver of offering costs allocated to Class A common stock subject to possible redemption	5,749,511
Class A common stock subject to possible redemption, December 31, 2022	11,820,540
Plus:
Accretion on Class A common stock subject to possible redemption amount	—
Class A common stock subject to possible redemption, June 30, 2023	$11,820,540

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Note 8 – Stockholders’ Deficit

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 1,182,054 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Common Stock (Founder Shares) – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 4,312,500 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 9 – Fair Value Measurements

The public warrants were initially measured utilizing a Monte Carlo simulation model, and the private placement warrants were measured utilizing a Black-Scholes model. Subsequently when the public warrants were separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of June 30, 2023 and December 31, 2022 was based on the fair value of the public warrants.

For the three and six months ended June 30, 2023, the Company recognized a gain/(loss) from a decrease/(increase) in the fair value of liabilities of approximately $270,000 and ($404,000), respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the Company recognized a gain from a decrease in the fair value of liabilities of approximately $2.3 million and $5.9 million, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations.

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – public	$—	$345,000	$—
Derivative warrant liabilities – private placement	$—	$194,000	$—

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – public	$86,250	$—	$—
Derivative warrant liabilities – private placement	$—	$48,500	$—

As of June 30, 2023 and December 31, 2022, the trust assets were all held in cash.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the public warrants were separately listed and traded in February 2021. The estimated fair value of the private placement warrants was transferred from a Level 3 fair value measurement to a Level 2 measurement on July 1, 2022. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is equivalent to that of each public warrant. The estimated fair value of the public warrants was transferred from a Level 1 fair value measurement to a Level 2 measurement on April 1, 2023. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2023 and 2022.

The changes in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2022 are summarized as follows:

2022
Derivative warrant liabilities as of January 1	$134,750
Transfer out of Level 3, public warrants start trading	—
Change in fair value of derivative warrant liabilities – Level 3	673,750
Derivative warrant liabilities as of March 31 – Level 3	808,500
Change in fair value of derivative warrant liabilities – Level 3	(269,500)
Derivative warrant liabilities as of June 30 – Level 3	$539,000

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

References to the “Company,” “Dune,” “our,” “us” or “we” refer to Dune Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on June 18, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Our sponsor is Dune Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for our initial public offering (the “initial public offering”) became effective on December 17, 2020. On December 22, 2020, we consummated the initial public offering of 17,250,000 units (the “units”), including the issuance, with respect to the Class A common stock included in the units being offered (the “public shares”), of 2,250,000 additional units to cover the over-allotment, at $10.00 per unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.0 million, inclusive of approximately $6.0 million in deferred underwriting commissions. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant (each whole warrant, a “warrant”).

Simultaneously with the closing of the initial public offering, we consummated the private placement (“private placement”) of 4,850,000 warrants (each, a “private placement warrant” and, collectively, the “private placement warrants”) at a price of $1.00 per private placement warrant to our Sponsor, generating proceeds of approximately $4.9 million.

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement were held in a trust account (the “trust account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and, until December 2022, were invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. On December 15, 2022, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more interest-bearing demand deposit accounts) until the earlier of the consummation of a business combination or our liquidation. As of June 30, 2023, there was $11,963,187 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $143,000. As of June 30, 2023, the funds in the trust account were held solely in an interest-bearing demand deposit account.

If we are unable to complete a business combination within 36 months from the closing of the initial public offering, or December 22, 2023, (the “Combination Period”) and our stockholders have not amended the Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to further extend such Combination Period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the rights of the holders of the public shares (the “public stockholders”) as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors (the “Board”), liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination with Global Hydrogen

On May 14, 2023, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”), by and among Global Gas Holdings LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Holdings”), Global Hydrogen Energy LLC, a Delaware limited liability company (“Global Hydrogen”), William Bennett Nance, Jr., an individual (“W. Nance”), Sergio Martinez, an individual (“S. Martinez”), and Barbara Guay Martinez, an individual (“B. Martinez” and, together with W. Nance and S. Martinez, the “Sellers”). The Purchase Agreement contains customary representations and warranties of the parties.

The Board has unanimously (i) approved and declared advisable the Purchase Agreement and the other transactions contemplated thereby (the “Business Combination”) and (ii) resolved to recommend approval of the Purchase Agreement and related matters by the stockholders of the Company. W. Nance, the Founder and Chief Executive Officer of Global Hydrogen, is also a director of the Company. Mr. Nance was recused from, and did not participate in, the consideration or approval of the Purchase Agreement and the Business Combination by the Board.

In accordance with the terms and subject to the conditions of the Purchase Agreement, at the closing of the Business Combination (the “Closing”), (a) Dune will contribute to Holdings all of its assets (excluding its interests in Holdings and the aggregate amount of cash proceeds required to satisfy any redemptions by Dune’s public stockholders (“Dune Stockholder Redemptions”)), and in exchange therefor, Holdings will issue to Dune a number of common equity units of Holdings (“Holdings Common Units”) which will equal the number of total shares of Class A common stock, par value $0.0001 per share, issued and outstanding immediately after the Closing (taking into account any equity financing agreements entered into by the Company between the signing date of the Purchase Agreement and the Closing and giving effect to all Dune Stockholder Redemptions) (such transactions, the “SPAC Contribution”) and (b) immediately after the SPAC Contribution, the Sellers will transfer, convey, assign and deliver all of the limited liability company equity interests of Global Hydrogen (“Global Hydrogen Units”) to Holdings in exchange for shares of Class B common stock, par value $0.0001 per share (together with Class A common stock, “Dune Common Stock”), and Holdings Common Units (together with the SPAC Contribution, the “Combination Transactions”), as a result of which, (i) each issued and outstanding Global Hydrogen Unit immediately prior to the Combination Transactions will be held by Holdings, (ii) each Seller will receive an aggregate number of Holdings Common Units and shares of Class B common stock, in each case, equal to the number of Global Hydrogen Units held by such Seller, multiplied by the Company Exchange Ratio (as defined below), and (iii) Dune will change its name to Global Gas Corporation (“New Global”) and New Global will be the publicly traded reporting company in an “Up-C” structure (clauses (i) through (iii) collectively, and together with the Combination Transactions and the other transactions contemplated by the Purchase Agreement, being referred to collectively hereafter as the “Transactions”).

In accordance with the terms and subject to the conditions of the Purchase Agreement, at the Closing, the issued and outstanding Global Hydrogen Units of each Seller will be transferred, conveyed, assigned and delivered in exchange for (i) a number of shares of Class B common stock equal to the product of (x) the number of Global Hydrogen Units held by such Seller and (y) the exchange ratio (the “Company Exchange Ratio”) determined by dividing (A) the quotient of $57,500,000 divided by the number of Global Hydrogen Units issued and outstanding immediately prior to the Closing by (B) $10.00 per share and (ii) a number of Holdings Common Units equal to the number of shares of Class B common stock to be received by such Seller pursuant to clause (i) hereof.

The Business Combination will require the approval of our stockholders and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the SEC. The Business Combination is expected to close in the second half of 2023. However, it is possible that factors outside the control of both the Company and Global Hydrogen could result in the Business Combination being completed at a later time, or not being completed at all.

June 2022 Extension Special Meeting of Stockholders

On June 14, 2022, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Certificate of Incorporation to extend the date by which the Company must complete a business combination from June 22, 2022 to December 22, 2023.

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

Proposed Business Combination with TradeZero

On October 12, 2021, we entered into an Agreement and Plan of Merger (the “TradeZero Merger Agreement”) with Dune Merger Sub, Inc., a Delaware corporation and our direct, wholly-owned subsidiary (“Merger Sub”), Dune Merger Sub II, LLC, a Delaware limited liability company and our direct, wholly-owned subsidiary (“Merger Sub II”), and TradeZero Holding Corp., a Delaware corporation (“TradeZero”).

On April 1, 2022, the Company, along with Merger Sub, Merger Sub II and the Sponsor (collectively, the “Dune Plaintiffs”) filed a four-count complaint in the Delaware Court of Chancery against TradeZero and Messrs. Pipitone, Ferrara, Muscatella, Choi, Koslow, Caruso and Corriveau (collectively, the “TradeZero Defendants”), each of whom are part of TradeZero’s management team. The Dune Plaintiffs asserted claims for breach of contract, fraudulent inducement, fraudulent misrepresentation and unjust enrichment against the TradeZero Defendants. On May 3, 2022, after careful consideration and consultation with the Company’s management and outside legal advisors, the Board, who had previously unanimously endorsed and approved of the business combination with TradeZero, announced that it had changed its recommendation to the Company’s stockholders and then unanimously recommended that the Company’s stockholders vote against the business combination with TradeZero. On May 5, 2022, the TradeZero Defendants filed a motion to dismiss the Dune Plaintiffs’ lawsuit; on July 8, 2022, the Company filed an amended complaint; and on July 22, 2022, TradeZero filed a motion to dismiss the amended complaint.

On July 13, 2022, the Company received a notice from TradeZero that purported to terminate the TradeZero Merger Agreement pursuant to Sections 10.01(c) and 10.01(i) thereof (the “Purported Termination Notice”). On July 15, 2022, the Company sent a letter to TradeZero in response to the Purported Termination Notice stating, among other things, that TradeZero is not permitted to terminate the TradeZero Merger Agreement because of TradeZero’s breaches of, and failure to perform under, the TradeZero Merger Agreement.

On December 28, 2022, the Dune Plaintiffs entered into a Settlement Agreement and Release (the “Settlement Agreement”) with the TradeZero Defendants, pursuant to which (i) the Company and TradeZero mutually agreed to terminate the TradeZero Merger Agreement and (ii) the Dune Plaintiffs and the TradeZero Defendants agreed to a mutual release of all claims related to the TradeZero Merger Agreement, the transactions contemplated thereby, and the lawsuit filed by the Dune Plaintiffs against TradeZero Defendants in the Delaware Court of Chancery, in each case effective upon receipt in full by the Dune Plaintiffs from the insurers of the TradeZero Defendants of $5,000,000 in settlement consideration within 15 business days of the date of the Settlement Agreement. The Company received its portion of the settlement consideration in the amount of $2.75 million in January 2023.

For additional information regarding the TradeZero Merger Agreement and the Settlement Agreement, see the Company’s Current Reports on Form 8-K filed with the SEC on October 12, 2021, January 26, 2022, July 15, 2022 and December 30, 2022 and the Company’s preliminary proxy statement (as amended), initially filed with the SEC on January 26, 2022.

Liquidity and Capital Resources; Going Concern

As of June 30, 2023, we had approximately $14,000 in our operating bank account and working capital deficit of approximately $773,000 (excluding tax obligations of approximately $178,000 that may be paid using investment income earned from the trust account).

Our liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares, and loan proceeds from the Sponsor of approximately $31,000 under the Note (as defined below). We repaid the loan in full on December 22, 2020. Subsequent to the consummation of the initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement held outside of the trust account. In addition, the Company’s portion of the settlement of the lawsuit with the TradeZero Defendants pursuant to the Settlement Agreement in the amount of $2.75 million was received in January 2023, substantially all of which was subsequently used to pay certain accounts payable and expenses of the Company.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 22, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. Management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a business combination prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 22, 2023. We intend to complete a business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by December 22, 2023.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year.

On December 27, 2022, the U.S. Department of the Treasury and Internal Revenue Service issued Notice 2023-2, which provided clarification on some aspects of the application of the Excise Tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the Excise Tax. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of aspects of the Excise Tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Results of Operations

Our entire activity from June 18, 2020 (inception) through June 30, 2023 is related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest earned on cash equivalents held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of approximately $558,000, which consisted of approximately $883,000 in general and administrative expenses, $50,000 in general and administrative expenses – related party, and approximately $50,000 in franchise tax expense, partially offset by approximately $270,000 in non-operating gain from the change in fair value of derivative warrant liabilities, approximately $46,000 of other income from write-off of legal fees, approximately $108,000 in income on investments held in the trust account and approximately $2,000 interest income on operating account.

For the three months ended June 30, 2022, we had a net income of approximately $1.6 million, which consisted of approximately $2.3 million in non-operating gain from the change in fair value of derivative warrant liabilities, approximately $288,000 in non-operating gain from the forgiveness of deferred underwriting commissions allocated to warrants and income on investments held in the trust account of approximately $166,000, partially offset by approximately $1.0 million in general and administrative expenses, $30,000 in general and administrative expenses – related party, approximately $50,000 in franchise tax expenses and approximately $7,000 in income tax expenses.

For the six months ended June 30, 2023, we had a net income of approximately $650,000, which consisted of approximately $2.1 million of other income from write-off of legal fees, approximately $201,000 in income on investments held in the trust account, and approximately $8,000 interest income on operating account, partially offset by approximately $404,000 in non-operating loss from the change in fair value of derivative warrant liabilities, approximately $1.1 million in general and administrative expenses, $80,000 in general and administrative expenses – related party, and approximately $99,000 in franchise tax expense.

For the six months ended June 30, 2022, we had a net income of approximately $4.9 million, which consisted of approximately $5.9 million in non-operating gain from the change in fair value of derivative warrant liabilities, approximately $288,000 in non-operating gain from the forgiveness of deferred underwriting commissions allocated to warrants and income on investments held in the trust account of approximately $224,000, partially offset by approximately $1.4 million in general and administrative expenses, $60,000 in general and administrative expenses – related party, approximately $99,000 in franchise tax expenses and approximately $7,000 in income tax expenses.

Related Party Transactions

Founder Shares

On July 10, 2020, the Sponsor purchased 3,737,500 Founder Shares for an aggregate price of $25,000. On December 17, 2020, pursuant to the Certificate of Incorporation, each Founder Share outstanding immediately prior to December 17, 2020 was converted into one and two-thirteenths (1 2/13) Founder Shares, resulting in an aggregate of 4,312,500 Founder Shares outstanding. The Sponsor and the Company’s officers and directors (the “initial stockholders”) agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of our issued and outstanding shares after the initial public offering. The underwriter exercised its over-allotment option in full on December 22, 2020; thus, these 562,500 Founder Shares were no longer subject to forfeiture.

Our initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of the initial business combination or earlier if, subsequent to the initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the initial business combination, and (B) the date following the completion of the initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). If we complete a business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, we had no borrowings under working capital loans.

Promissory Note – Related Party

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $300,000 that may be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination, previously announced on May 15, 2023. The Sponsor Note does not bear interest and is payable on the earlier of December 31, 2023 and the completion of the Business Combination. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Sponsor Note and all other sums payable with regard to the Sponsor Note to become immediately due and payable. As of June 30, 2023, the Company has not borrowed any funds under the Sponsor Note.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq until the earlier of our consummation of a business combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. For the three and six months ended June 30, 2023, the Company had incurred $30,000 and $60,000 in administrative services expenses under this agreement, respectively. For the three and six months ended June 30, 2022, the Company had incurred $30,000 and $60,000 in administrative services expenses under this agreement, respectively. As of June 30, 2023 and December 31, 2022, the Company had $80,000 and $0 outstanding, respectively, for services in connection with such agreement due to related parties on the accompanying condensed consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or directors, or any of their affiliates. As of June 30, 2023 and December 31, 2022, there were $1,500 due to a related party.

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

On June 14, 2022, the Company entered into a letter agreement (the “Amendment Letter”) with Cantor Fitzgerald & Co. (“Cantor”) to amend that certain underwriting agreement, dated December 17, 2020, by and between the Company and Cantor, as representative of the several underwriters named therein, pursuant to which Cantor agreed to waive in full the Deferred Discount. Pursuant to the Amendment Letter, the Company agreed to grant Cantor with a right of first refusal to act as the Company’s capital markets advisor with an advisory fee of $3,800,000, subject to the conditions described therein.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have not identified any critical accounting estimates.

Off-Balance Sheet Arrangement

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of June 30, 2023 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022. In addition, the subsequent restatement that was identified to correct the Consolidated Statements of Changes in Stockholders’ Deficit has been determined by management to also be a material weakness over financial reporting.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation, arbitration or governmental proceeding currently pending against us, any of our subsidiaries or any of our or their officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC on July 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on July 17, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1+	Unit Purchase Agreement, dated as of May 14, 2023, by and among Dune Acquisition Corporation, Global Gas Holdings LLC, Global Hydrogen Energy LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2023)
10.1	Support Agreement, dated as of May 14, 2023, by and among Dune Acquisition Corporation, Global Gas Holdings LLC, Global Hydrogen Energy LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2023)
10.2	Sponsor Agreement, dated as of May 14, 2023, by and among Dune Acquisition Holdings, LLC, Global Gas Holdings LLC, Dune Acquisition Corporation and Global Hydrogen Energy LLC (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 15, 2023)
10.3	Lockup Agreement, dated as of May 14, 2023, by and among Dune Acquisition Corporation, Dune Acquisition Holdings LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 15, 2023)
10.4	Promissory Note, dated June 21, 2023, between Dune Acquisition Corporation and Dune Acquisition Holdings LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 23, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.
*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUNE ACQUISITION CORPORATION

Date: August 14, 2023	By:	/s/ Carter Glatt
	Name:	Carter Glatt
	Title:	Chief Executive Officer
(Principal Executive Officer)