Form 10-Q
period 2023-09-30
Dune Acquisition Corp
filed 2023-11-14
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 5,494,554 shares of the registrant’s Class A common stock, par value $0.0001 per share, and zero shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Dune Acquisition Corporation

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

DUNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$1,439	$313
Prepaid expenses	20,000	—
Receivable from settlement	—	2,750,000
Total current assets	21,439	2,750,313
Cash and investments held in trust account	12,080,509	11,970,547
Total Assets	$12,101,948	$14,720,860

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$229,239	$1,864,900
Accrued expenses	1,544,555	2,602,327
Due to related party	1,500	1,500
Franchise tax payable	149,639	216,250
Income tax payable	78,561	78,561
Promissory note – related party	20,000	—
Total current liabilities	2,023,494	4,763,538
Derivative warrant liabilities	943,250	134,750
Total liabilities	2,966,744	4,898,288

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 1,182,054 shares issued and outstanding at $10.00 per share at redemption as of September 30, 2023 and December 31, 2022	11,820,540	11,820,540

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 4,312,500 and zero non-redeemable shares issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	431	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; zero and 4,312,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	431
Additional paid-in capital	—	—
Accumulated deficit	(2,685,767)	(1,998,399)
Total stockholders’ deficit	(2,685,336)	(1,997,968)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$12,101,948	$14,720,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$990,584	$1,418,716	$2,070,993	$2,814,108
General and administrative expenses - related party	10,000	30,000	90,000	90,000
Franchise tax expense	50,411	50,411	149,639	149,639
Loss from operations	(1,050,995)	(1,499,127)	(2,310,632)	(3,053,747)

Other (expense) income:
Change in fair value of derivative warrant liabilities	(404,250)	—	(808,500)	5,929,000
Other income from write-off of legal fees	—	—	2,106,072	—
Forgiveness of deferred underwriting commission	—	—	—	6,037,500
Interest earned on operating account	157	1	7,730	4
Income on investments held in trust account	117,323	57,494	317,962	281,713

(Loss) income before provision for income taxes	(1,337,765)	(1,441,632)	(687,368)	9,194,470
Provision for income taxes	—	(1,488)	—	(8,022)
Net (loss) income	$(1,337,765)	$(1,443,120)	$(687,368)	$9,186,448

Weighted average shares outstanding of Class A common stock (redeemable), basic and diluted	1,182,054	1,182,054	1,182,054	11,246,592
Basic and diluted net (loss) income per share, Class A common stock	$(0.24)	$(0.26)	$(0.13)	$0.59

Weighted average shares outstanding of Class A common stock (non-redeemable), basic and diluted	473,901	—	158,548	—
Basic and diluted net (loss) income per share, Class A common stock	$(0.24)	—	$(0.13)	—

Weighted average shares outstanding of Class B common stock, basic and diluted	3,838,599	4,312,500	4,153,952	4,312,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.24)	$(0.26)	$(0.13)	$0.59

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	4,312,500	$431	$—	$(1,998,399)	$(1,997,968)
Net income	—	—	—	—	—	1,208,313	1,208,313
Balance – March 31, 2023 (Unaudited)	—	—	4,312,500	431	—	(790,086)	(789,655)
Net loss	—	—	—	—	—	(557,916)	(557,916)
Balance – June 30, 2023 (Unaudited)	—	—	4,312,500	431	—	(1,348,002)	(1,347,571)
Conversion of Class B common stock to Class A common stock	4,312,500	431	(4,312,500)	(431)	—	—	—
Net loss	—	—	—	—	—	(1,337,765)	(1,337,765)
Balance – September 30, 2023 (Unaudited)	4,312,500	$431	—	$—	$—	$(2,685,767)	$(2,685,336)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	4,312,500	$431	$—	$(14,309,985)	$(14,309,554)
Net income	—	—	—	—	—	3,262,347	3,262,347
Balance - March 31, 2022 (Unaudited)	—	—	4,312,500	431	—	(11,047,638)	(11,047,207)
Net income	—	—	—	—	—	7,367,221	7,367,221
Balance - June 30, 2022 (Unaudited)	—	—	4,312,500	431	—	(3,680,417)	(3,679,986)
Net loss	—	—	—	—	—	(1,443,120)	(1,443,120)
Balance - September 30, 2022 (Unaudited)	—	$—	4,312,500	$431	$—	$(5,123,537)	$(5,123,106)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net (loss) income	$(687,368)	$9,186,448
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	808,500	(5,929,000)
Gain on settlement of deferred underwriting commission	—	(6,037,500)
Income on investments held in trust account	(317,962)	(281,713)
Changes in operating assets and liabilities:
Prepaid expenses	(20,000)	75,099
Receivable from settlement	2,750,000	—
Accounts payable	(1,635,661)	1,498,738
Accrued expenses	(1,057,772)	1,227,066
Due to related party	—	(29,311)
Franchise tax payable	(66,611)	(20,111)
Income tax payable	1	8,022
Net cash used in operating activities	(226,873)	(302,262)

Cash Flows from Investing Activities
Investment income released from trust account to pay for taxes	208,000	256,435
Withdrawal for redemption payment	—	160,679,460
Net cash provided by investing activities	208,000	160,935,895

Cash Flows from Financing Activities
Proceeds from promissory note – related party	20,000	—
Offering costs paid	—	(70,000)
Payment of Class A common stock subject to possible redemption	—	(160,679,460)
Net cash used in financing activities	20,000	(160,749,460)

Net change in cash	1,127	(115,827)
Cash - beginning of the period	313	116,140
Cash - end of the period	$1,440	$313

Supplemental disclosure of noncash financing activities:
Extinguishment of deferred underwriting commissions allocated to Public Shares	—	5,749,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from June 18, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the Company’s December 2020 initial public offering (the “initial public offering”) and, since the closing of the initial public offering on December 22, 2020, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the initial public offering.

Proposed Business Combination with Global Hydrogen

On May 14, 2023, the Company entered into a Unit Purchase Agreement (as amended and/or restated from time to time, the “Purchase Agreement”) with Holdings, a direct, wholly-owned subsidiary of the Company, Global Hydrogen Energy LLC, a Delaware limited liability company (“Global Hydrogen”), William Bennett Nance, Jr., an individual (“W. Nance”), Sergio Martinez, an individual (“S. Martinez”), and Barbara Guay Martinez, an individual (“B. Martinez” and, together with W. Nance and S. Martinez, the “Sellers”). The Purchase Agreement contains customary representations and warranties of the parties. On August 22, 2023, the Company, Holdings, Global Hydrogen and the Sellers entered into the First Amendment to Unit Purchase Agreement, pursuant to which the aggregate share consideration to be paid to the Sellers (as set forth in the “Company Equity Value” definition in the Purchase Agreement) was reduced from $57.5 million to $48.0 million.

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

In accordance with the terms and subject to the conditions of the Purchase Agreement, at the closing of the Business Combination (the “Closing”), (a) Dune will contribute to Holdings all of its assets (excluding its interests in Holdings and the aggregate amount of cash proceeds required to satisfy any redemptions by Dune’s public stockholders (“Dune Stockholder Redemptions”)), and in exchange therefor, Holdings will issue to Dune a number of common equity units of Holdings (“Holdings Common Units”) which will equal the number of total shares of Class A common stock, par value $0.0001 per share, issued and outstanding immediately after the Closing (taking into account any equity financing agreements entered into by the Company between the signing date of the Purchase Agreement and the Closing and giving effect to all Dune Stockholder Redemptions) (such transactions, the “SPAC Contribution”) and (b) immediately after the SPAC Contribution, the Sellers will transfer, convey, assign and deliver all of the limited liability company equity interests of Global Hydrogen (“Global Hydrogen Units”) to Holdings in exchange for shares of Class B common stock, par value $0.0001 per share, and Holdings Common Units (together with the SPAC Contribution, the “Combination Transactions”), as a result of which, (i) each issued and outstanding Global Hydrogen Unit immediately prior to the Combination Transactions will be held by Holdings, (ii) each Seller will receive an aggregate number of Holdings Common Units and shares of Class B common stock, in each case, equal to the number of Global Hydrogen Units held by such Seller, multiplied by the Company Exchange Ratio (as defined below), and (iii) Dune will change its name to Global Gas Corporation (“New Global”) and New Global will be the publicly traded reporting company in an “Up-C” structure (clauses (i) through (iii) collectively, and together with the Combination Transactions and the other transactions contemplated by the Purchase Agreement, being referred to collectively hereafter as the “Transactions”).

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

In accordance with the terms and subject to the conditions of the Purchase Agreement, at the Closing, the issued and outstanding Global Hydrogen Units of each Seller will be transferred, conveyed, assigned and delivered in exchange for (i) a number of shares of Class B common stock equal to the product of (x) the number of Global Hydrogen Units held by such Seller and (y) the exchange ratio (the “Company Exchange Ratio”) determined by dividing (A) the quotient of $48,000,000 divided by the number of Global Hydrogen Units issued and outstanding immediately prior to the Closing by (B) $10.00 per share and (ii) a number of Holdings Common Units equal to the number of shares of Class B common stock to be received by such Seller pursuant to clause (i) hereof.

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

Trust Account

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement were held in a trust account (the “trust account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and, until December 2022, were invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. On December 15, 2022, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more interest-bearing demand deposit accounts) until the earlier of the consummation of a business combination or our liquidation. As of September 30, 2023, there was $12,080,509 in investments and cash held in the trust account, which includes interest income available to the Company for franchise and income tax obligations of approximately $318,000. As of September 30, 2023, the funds in the trust account were held solely in an interest-bearing demand deposit account.

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

In connection with the Special Meeting, stockholders holding 16,409,033 public shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account, which would have resulted in (i) approximately $164.1 million (approximately $10.00 per share) being removed from the trust account to pay such holders, (ii) approximately $8.4 million remaining in the trust account and (iii) 5,153,467 shares of common stock outstanding (including 840,967 public shares and 4,312,500 Original Founder Shares (as defined in Note 4)).

On June 15 and 16, 2022, the Company consented to requests to reverse the redemptions of an aggregate of 341,087 public shares. As a result of such redemption reversals, (i) stockholders holding an aggregate of 16,067,946 public shares exercised and have not reversed their right to redeem such shares for a pro rata portion of the funds held in the trust account, (ii) approximately $160.7 million (approximately $10.00 per share) was removed from the trust account to pay such holders, (iii) approximately $11.8 million remained in the trust account and (iv) 5,494,554 shares of common stock remained outstanding (including 1,182,054 public shares and 4,312,500 Original Founder Shares).

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

The Company will provide the holders of the public shares (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then held in the trust account (initially anticipated to be $10.00 per public share). These public shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a business combination if a majority of the shares voted are voted in favor of the business combination. The Company will not redeem the public shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholders may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a business combination, the initial stockholders (as defined below) agreed to vote their Original Founder Shares and any public shares purchased during or after the initial public offering in favor of a business combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Original Founder Shares and public shares in connection with the completion of a business combination.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

The initial stockholders agreed to waive their rights to liquidating distributions from the trust account with respect to the Original Founder Shares if the Company fails to complete a business combination within the Combination Period. However, if the initial stockholders acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete a business combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission held in the trust account in the event the Company does not complete a business combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.00. In order to protect the amounts held in the trust account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public shares due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, except for the Company’s independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had approximately $1,400 in cash in its operating account and a working capital deficit of approximately $2.0 million (including tax obligations of approximately $79,000 that may be paid using investment income earned from the trust account).

The Company’s liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from the Sponsor to purchase the Original Founder Shares, and loan proceeds from the Sponsor of approximately $31,000 under the Note (as defined in Note 4). The Company repaid the loan in full on December 22, 2020. Subsequent to the consummation of the initial public offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement held outside of the trust account. In addition, the Company’s portion of the settlement of the lawsuit with the TradeZero Defendants pursuant to the Settlement Agreement in the amount of $2.75 million was received in January 2023, substantially all of which was subsequently used to pay certain accounts payable and expenses of the Company.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period. Certain prior year amounts, in the unaudited condensed consolidated statements of cash flows, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

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

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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
SEPTEMBER 30, 2023

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
SEPTEMBER 30, 2023

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, a total of 1,182,054 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the units sold in the initial public offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 13,475,000 shares of Class A common stock in the calculation of diluted (loss) income per share of common stock, because their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share of common stock for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended September 30,
	2023			2022
	Class A – redeemable	Class A ‐ non -redeemable	Class B	Class A – redeemable	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(287,796)	$(115,381)	$(934,588)	$(310,461)	$(1,132,659)

Denominator:
Basic and diluted weighted average common stock outstanding	1,182,054	473,901	3,838,599	1,182,054	4,312,500
Basic and diluted net loss per common stock	$(0.24)	$(0.24)	$(0.24)	$(0.26)	$(0.26)

	For the Nine Months Ended September 30,
	2023			2022
	Class A – redeemable	Class A – non -redeemable	Class B	Class A – redeemable	Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(147,875)	$(19,834)	$(519,659)	$6,640,248	$2,546,200

Denominator:
Basic and diluted weighted average common stock outstanding	1,182,054	158,548	4,153,952	11,246,592	4,312,500
Basic and diluted net (loss) income per common stock	$(0.13)	$(0.13)	$(0.13)	$0.59	$0.59

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
SEPTEMBER 30, 2023

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

Note 4 – Related Party Transactions

Founder Shares and Sponsor Exchange

On July 10, 2020, the Sponsor purchased 3,737,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Original Founder Shares”), for an aggregate price of $25,000. On December 17, 2020, pursuant to the Certificate of Incorporation, each Original Founder Share outstanding immediately prior to December 17, 2020 was converted into one and two-thirteenths (1 2/13) Original Founder Shares, resulting in an aggregate of 4,312,500 Original Founder Shares outstanding. The initial stockholders agreed to forfeit up to 562,500 Original Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Original Founder Shares would represent 20% of the Company’s issued and outstanding shares after the initial public offering. The underwriters exercised their over-allotment option in full on December 22, 2020; thus, these 562,500 Original Founder Shares were no longer subject to forfeiture. The Original Founder Shares were identical to the shares of Class A common stock included in the units sold in the initial public offering except that the Original Founder Shares were subject to certain transfer restrictions, as described in more detail below.

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Original Founder Shares until the earlier to occur of (A) one year after the completion of the initial business combination or earlier if, subsequent to the initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the initial business combination, and (B) the date following the completion of the initial business combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property.

On September 20, 2023, the Company and the Sponsor entered into an Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, on September 20, 2023, the Sponsor exchanged 4,312,500 Original Founder Shares on a one-for-one basis for 4,312,500 shares of the Company’s Class A common stock (the “Founder Shares”) on the terms and conditions set forth in the Exchange Agreement (the “Exchange”). Pursuant to the terms of the Exchange Agreement, the Founder Shares are subject to the same restrictions as applied to the Original Founder Shares before the Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote such Founder Shares in favor of the Company’s initial business combination. The Sponsor (and any permitted transferees of the Sponsor holding any Founder Shares) will not be entitled to receive any distributions (including, without limitation, any liquidating distributions) from the Company’s trust account in respect of the Founder Shares. Following the completion of the Exchange on September 20, 2023, there were 5,494,554 shares of the Company’s Class A common stock issued and outstanding and no shares of the Company’s Class B common stock issued and outstanding. As a result of the Exchange, the Sponsor holds approximately 78.5% of the outstanding shares of the Company’s Class A common stock. The Exchange Agreement contains customary representations and warranties. The Exchange Agreement also provides that the Company will register for resale under the Securities Act of 1933, as amended, the Founder Shares issued to the Sponsor in the Exchange pursuant to the Company’s registration rights agreement.

The Company modified its balance sheet, statement of operations and statements of shareholders equity to reflect the impact of the Exchange.

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
SEPTEMBER 30, 2023

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “working capital loans”). If the Company completes a business combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lenders’ discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under working capital loans.

Promissory Note – Related Party

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $300,000 that may be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination, previously announced on May 15, 2023. The Sponsor Note does not bear interest and is payable on the earlier of December 31, 2023 and the completion of the Business Combination. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Sponsor Note and all other sums payable with regard to the Sponsor Note to become immediately due and payable. As of September 30, 2023, the Company has borrowed $20,000 under the Sponsor Note.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three and nine months ended September 30, 2023, the Company had incurred $10,000 and $90,000 in administrative services expenses under this agreement, respectively. For the three and nine months ended September 30, 2022, the Company had incurred $30,000 and $90,000 in administrative services expenses under this agreement, respectively. As of September 30, 2023 and December 31, 2022, the Company had $110,000 and $120,000 outstanding, respectively, for services in connection with such agreement due to related parties within Accounts payable on the accompanying condensed consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors of the Company, or any of their affiliates. For the three and nine months ended September 30, 2023, amounts reimbursed to the Sponsor, officers and directors and recorded as travel expenses within general and administrative expenses in the statements of operations were $10,291 and $33,587, respectively. For the three and nine months ended September 30, 2022, amounts reimbursed to the Sponsor, officers and directors and recorded as travel expenses within general and administrative expenses in the statements of operations were $12,699 and $33,753, respectively. As of September 30, 2023, there was $23,357 included in accounts payable and $1,500 included in due to a related party. As of December 31, 2022, there was $103,646 included in accounts payable and $1,500 included in due to a related party.

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
SEPTEMBER 30, 2023

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

Other income from write-off of legal fees

In accordance with ASC 405, the Company derecognized its liabilities relating to certain legal fees that were incurred in relation to a failed acquisition. This occurred during the three months ended March 31, 2023 as this is when Dune received legal release from the respective creditors. It was recorded in other (expense) income as it did not relate to any debt or equity financing.

Note 6 – Derivative Warrant Liabilities

As of September 30, 2023 and December 31, 2022, the Company had 8,625,000 and 4,850,000 public warrants and private placement warrants outstanding, respectively.

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
SEPTEMBER 30, 2023

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

Note 7 – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1,182,054 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of public warrants at issuance	(8,226,780)
Offering costs allocated to Class A common stock subject to possible redemption	(9,544,063)
Plus:
Accretion on Class A common stock subject to possible redemption amount	17,770,843
Class A common stock subject to possible redemption, December 31, 2021	172,500,000
Less:
Redemption of Class A common stock subject to possible redemption	(160,679,460)
Adjustment for accretion of Class A common stock subject to possible redemption amount	(5,749,511)
Plus:
Waiver of offering costs allocated to Class A common stock subject to possible redemption	5,749,511
Class A common stock subject to possible redemption, December 31, 2022	11,820,540
Plus:
Accretion on Class A common stock subject to possible redemption amount	—
Class A common stock subject to possible redemption, September 30, 2023	$11,820,540

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Note 8 – Stockholders’ Deficit

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 4,312,500 and zero non-redeemable Class A common stock issued and outstanding, respectively, excluding 1,182,054 shares of Class A common stock subject to possible redemption presented in temporary equity (see Note 7).

Class B Common Stock (Original Founder Shares) – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were zero and 4,312,500 shares of Class B common stock issued and outstanding (see Note 4).

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock will vote on all matters submitted to a vote of our stockholders except as required by law.

Note 9 – Fair Value Measurements

The public warrants were initially measured utilizing a Monte Carlo simulation model, and the private placement warrants were measured utilizing a Black-Scholes model. Subsequently when the public warrants were separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of September 30, 2023 and December 31, 2022 was based on the fair value of the public warrants.

For the three and nine months ended September 30, 2023, the Company recognized a loss from an increase in the fair value of liabilities of approximately $404,000 and $808,000, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recognized a gain from a decrease in the fair value of liabilities of approximately $0 and $5.9 million, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations.

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – public	$—	$603,750	$—
Derivative warrant liabilities – private placement	$—	$339,500	$—

DUNE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – public	$86,250	$—	$—
Derivative warrant liabilities – private placement	$—	$48,500	$—

As of September 30, 2023 and December 31, 2022, the trust assets were all held in cash.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the public warrants were separately listed and traded in February 2021. The estimated fair value of the private placement warrants was transferred from a Level 3 fair value measurement to a Level 2 measurement on July 1, 2022. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is equivalent to that of each public warrant. The estimated fair value of the public warrants was transferred from a Level 1 fair value measurement to a Level 2 measurement on April 1, 2023. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2023 and 2022.

The changes in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2022 are summarized as follows:

2022
Derivative warrant liabilities as of January 1, 2022	$2,376,500
Change in fair value of derivative warrant liabilities – Level 3	(1,309,500)
Derivative warrant liabilities as of March 31, 2022 – Level 3	1,067,000
Change in fair value of derivative warrant liabilities – Level 3	(824,500)
Derivative warrant liabilities as of June 30, 2022 – Level 3	242,500
Transfer of Private Placement Warrants to Level 2	(242,500)
Derivative warrant liabilities as of September 30, 2022 – Level 3	$—

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

Upon the closing of the initial public offering and the private placement, $172.5 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement were held in a trust account (the “trust account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and, until December 2022, were invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below. On December 15, 2022, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more interest-bearing demand deposit accounts) until the earlier of the consummation of a business combination or our liquidation. As of September 30, 2023, there was $12,080,509 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $318,000. As of September 30, 2023, the funds in the trust account were held solely in an interest-bearing demand deposit account.

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

Proposed Business Combination with Global Hydrogen

On May 14, 2023, the Company entered into a Unit Purchase Agreement (as amended and/or restated from time to time, the “Purchase Agreement”) with Global Gas Holdings LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Holdings”), Global Hydrogen Energy LLC, a Delaware limited liability company (“Global Hydrogen”), William Bennett Nance, Jr., an individual (“W. Nance”), Sergio Martinez, an individual (“S. Martinez”), and Barbara Guay Martinez, an individual (“B. Martinez” and, together with W. Nance and S. Martinez, the “Sellers”). The Purchase Agreement contains customary representations and warranties of the parties. On August 22, 2023, the Company, Holdings, Global Hydrogen and the Sellers entered into the First Amendment to Unit Purchase Agreement, pursuant to which the aggregate share consideration to be paid to the Sellers (as set forth in the “Company Equity Value” definition in the Purchase Agreement) was reduced from $57.5 million to $48.0 million.

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

In accordance with the terms and subject to the conditions of the Purchase Agreement, at the closing of the Business Combination (the “Closing”), (a) Dune will contribute to Holdings all of its assets (excluding its interests in Holdings and the aggregate amount of cash proceeds required to satisfy any redemptions by Dune’s public stockholders (“Dune Stockholder Redemptions”)), and in exchange therefor, Holdings will issue to Dune a number of common equity units of Holdings (“Holdings Common Units”) which will equal the number of total shares of Class A common stock, par value $0.0001 per share, issued and outstanding immediately after the Closing (taking into account any equity financing agreements entered into by the Company between the signing date of the Purchase Agreement and the Closing and giving effect to all Dune Stockholder Redemptions) (such transactions, the “SPAC Contribution”) and (b) immediately after the SPAC Contribution, the Sellers will transfer, convey, assign and deliver all of the limited liability company equity interests of Global Hydrogen (“Global Hydrogen Units”) to Holdings in exchange for shares of Class B common stock, par value $0.0001 per share, and Holdings Common Units (together with the SPAC Contribution, the “Combination Transactions”), as a result of which, (i) each issued and outstanding Global Hydrogen Unit immediately prior to the Combination Transactions will be held by Holdings, (ii) each Seller will receive an aggregate number of Holdings Common Units and shares of Class B common stock, in each case, equal to the number of Global Hydrogen Units held by such Seller, multiplied by the Company Exchange Ratio (as defined below), and (iii) Dune will change its name to Global Gas Corporation (“New Global”) and New Global will be the publicly traded reporting company in an “Up-C” structure (clauses (i) through (iii) collectively, and together with the Combination Transactions and the other transactions contemplated by the Purchase Agreement, being referred to collectively hereafter as the “Transactions”).

In accordance with the terms and subject to the conditions of the Purchase Agreement, at the Closing, the issued and outstanding Global Hydrogen Units of each Seller will be transferred, conveyed, assigned and delivered in exchange for (i) a number of shares of Class B common stock equal to the product of (x) the number of Global Hydrogen Units held by such Seller and (y) the exchange ratio (the “Company Exchange Ratio”) determined by dividing (A) the quotient of $48,000,000 divided by the number of Global Hydrogen Units issued and outstanding immediately prior to the Closing by (B) $10.00 per share and (ii) a number of Holdings Common Units equal to the number of shares of Class B common stock to be received by such Seller pursuant to clause (i) hereof.

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

In connection with the Special Meeting, stockholders holding 16,409,033 public shares exercised their right to redeem such shares for a pro rata portion of the funds held in the trust account, which would have resulted in (i) approximately $164.1 million (approximately $10.00 per share) being removed from the trust account to pay such holders, (ii) approximately $8.4 million remaining in the trust account and (iii) 5,153,467 shares of common stock outstanding (including 840,967 public shares and 4,312,500 Original Founder Shares (as defined below)).

On June 15 and 16, 2022, the Company consented to requests to reverse the redemptions of an aggregate of 341,087 public shares. As a result of such redemption reversals, (i) stockholders holding an aggregate of 16,067,946 public shares exercised and have not reversed their right to redeem such shares for a pro rata portion of the funds held in the trust account, (ii) approximately $160.7 million (approximately $10.00 per share) was removed from the trust account to pay such holders, (iii) approximately $11.8 million remained in the trust account and (iv) 5,494,554 shares of common stock remained outstanding (including 1,182,054 public shares and 4,312,500 Original Founder Shares).

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

Liquidity and Capital Resources; Going Concern

As of September 30, 2023, we had approximately $1,400 in our operating bank account and working capital deficit of approximately $2.0 million (including tax obligations of approximately $79,000 that may be paid using investment income earned from the trust account).

Our liquidity needs prior to the consummation of the initial public offering were satisfied through the payment of $25,000 from the Sponsor to purchase the Original Founder Shares, and loan proceeds from the Sponsor of approximately $31,000 under the Note (as defined below). We repaid the loan in full on December 22, 2020. Subsequent to the consummation of the initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement held outside of the trust account. In addition, the Company’s portion of the settlement of the lawsuit with the TradeZero Defendants pursuant to the Settlement Agreement in the amount of $2.75 million was received in January 2023, substantially all of which was subsequently used to pay certain accounts payable and expenses of the Company.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of September 30, 2023 and December 31, 2022. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity from June 18, 2020 (inception) through September 30, 2023 is related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest earned on cash equivalents held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of approximately $1.3 million, which consisted of approximately $1 million in general and administrative expenses, $10,000 in general and administrative expenses – related party, and approximately $50,000 in franchise tax expense, partially offset by approximately $404,000 in non-operating loss from the change in fair value of derivative warrant liabilities, approximately $117,000 in income on investments held in the trust account and approximately $160 interest income on operating account.

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

For the nine months ended September 30, 2023, we had a net loss of approximately $687,000, which consisted of approximately $2.1 million of other income from write-off of legal fees, approximately $318,000 in income on investments held in the trust account, and approximately $8,000 interest income on operating account, partially offset by approximately $808,000 in non-operating loss from the change in fair value of derivative warrant liabilities, approximately $2.1 million in general and administrative expenses, $90,000 in general and administrative expenses – related party, and approximately $150,000 in franchise tax expense.

For the nine months ended September 30, 2022, we had a net income of approximately $9.2 million, which consisted of approximately $5.9 million in non-operating gain from the change in fair value of derivative warrant liabilities, approximately $6.0 million in non-operating gain from the forgiveness of deferred underwriting commissions and approximately $282,000 in income on investments held in trust account, partially offset by approximately $2.8 million in general and administrative expenses, $90,000 in general and administrative expenses – related party, approximately $150,000 in franchise tax expenses and approximately $8,000 in income tax expenses.

Related Party Transactions

Founder Shares and Sponsor Exchange

On July 10, 2020, the Sponsor purchased 3,737,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Original Founder Shares”), for an aggregate price of $25,000. On December 17, 2020, pursuant to the Certificate of Incorporation, each Original Founder Share outstanding immediately prior to December 17, 2020 was converted into one and two-thirteenths (1 2/13) Original Founder Shares, resulting in an aggregate of 4,312,500 Original Founder Shares outstanding. The Sponsor and the Company’s officers and directors (the “initial stockholders”) agreed to forfeit up to 562,500 Original Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Original Founder Shares would represent 20% of the Company’s issued and outstanding shares after the initial public offering. The underwriters exercised their over-allotment option in full on December 22, 2020; thus, these 562,500 Original Founder Shares were no longer subject to forfeiture. The Original Founder Shares were identical to the shares of Class A common stock included in the units sold in the initial public offering except that the Original Founder Shares were subject to certain transfer restrictions, as described in more detail below.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Original Founder Shares until the earlier to occur of (A) one year after the completion of the initial business combination or earlier if, subsequent to the initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the initial business combination, and (B) the date following the completion of the initial business combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property.

On September 20, 2023, the Company and the Sponsor entered into an Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, on September 20, 2023, the Sponsor exchanged 4,312,500 Original Founder Shares on a one-for-one basis for 4,312,500 shares of the Company’s Class A common stock (the “Founder Shares”) on the terms and conditions set forth in the Exchange Agreement (the “Exchange”). Pursuant to the terms of the Exchange Agreement, the Founder Shares are subject to the same restrictions as applied to the Original Founder Shares before the Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote such Founder Shares in favor of the Company’s initial business combination. The Sponsor (and any permitted transferees of the Sponsor holding any Founder Shares) will not be entitled to receive any distributions (including, without limitation, any liquidating distributions) from the Company’s trust account in respect of the Founder Shares. Following the completion of the Exchange on September 20, 2023, there were 5,494,554 shares of the Company’s Class A common stock issued and outstanding and no shares of the Company’s Class B common stock issued and outstanding. As a result of the Exchange, the Sponsor holds approximately 78.5% of the outstanding shares of the Company’s Class A common stock. The Exchange Agreement contains customary representations and warranties. The Exchange Agreement also provides that the Company will register for resale under the Securities Act of 1933, as amended, the Founder Shares issued to the Sponsor in the Exchange pursuant to the Company’s registration rights agreement.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“working capital loans”). If we complete a business combination, we will repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, we had no borrowings under working capital loans.

Promissory Note – Related Party

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provides for borrowings from time to time of up to an aggregate of $300,000 that may be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination, previously announced on May 15, 2023. The Sponsor Note does not bear interest and is payable on the earlier of December 31, 2023 and the completion of the Business Combination. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Sponsor Note and all other sums payable with regard to the Sponsor Note to become immediately due and payable. As of September 30, 2023, the Company has borrowed $20,000 under the Sponsor Note.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq until the earlier of our consummation of a business combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. For the three and nine months ended September 30, 2023, the Company had incurred $10,000 and $90,000 in administrative services expenses under this agreement, respectively. For the three and nine months ended September 30, 2022, the Company had incurred $30,000 and $90,000 in administrative services expenses under this agreement, respectively. As of September 30, 2023 and December 31, 2022, the Company had $90,000 and $0 outstanding, respectively, for services in connection with such agreement due to related parties on the accompanying condensed consolidated balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, officers or directors, or any of their affiliates. As of September 30, 2023 and December 31, 2022, there were $1,500 due to a related party.

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

Off-Balance Sheet Arrangement

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of September 30, 2023 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended June 30, 2022 and September 30, 2022. In addition, the subsequent restatement that was identified to correct the Consolidated Statements of Changes in Stockholders’ Deficit has been determined by management to also be a material weakness over financial reporting.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation, arbitration or governmental proceeding currently pending against us, any of our subsidiaries or any of our or their officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks set forth below and the other risks described in our Annual Report on Form 10-K/A filed with the SEC on July 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our ability to consummate a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, terrorism, sanctions or other geopolitical events globally and the status of debt and equity markets.

Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by geopolitical conditions resulting from the invasion of Ukraine by Russia, the Israel-Hamas war, terrorism, sanctions and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by target businesses and difficulty in forecasting financial results on which we rely in the evaluation of target businesses. Global conflicts, including the invasion of Ukraine by Russia and the Israel-Hamas war, as well as economic sanctions implemented by the United States, United Kingdom, European Union and other countries in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to consummate a business combination, as it may affect demand for target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	First Amendment to Unit Purchase Agreement, dated August 22, 2023, by and among Dune Acquisition Corporation, Global Gas Holdings LLC, Global Hydrogen Energy LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on August 23, 2023)
10.1	Exchange Agreement, dated September 20, 2023, by and between Dune Acquisition Corporation and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 22, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUNE ACQUISITION CORPORATION

Date: November 14, 2023	By:	/s/ Carter Glatt
	Name:	Carter Glatt
	Title:	Chief Executive Officer
(Principal Executive Officer)