Form 10-K
period 2023-12-31
Global Gas Corp
filed 2024-04-01
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

Commission File Number 001-39819

GLOBAL GAS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	85-1617911
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

99 Wall Street, Suite 436

New York, New York 10005

(Address of Principal Executive Offices) (Zip Code)

(917) 327-0437

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	HGAS	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	HGASW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $11.8 million, based on the closing sale price per share of the registrant’s Class A common stock on such date as reported by the Nasdaq Stock Market LLC.

As of March 25, 2024, the registrant had 5,428,526 shares of Class A common stock and 2,700,000 shares of Class B common stock outstanding .

Documents Incorporated by Reference: None.

GLOBAL GAS CORPORATION

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) of Global Gas Corporation (the “Company,” “we,” “us,” “our” and “Global Gas”) may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of present or historical fact included in or incorporated by reference in this Annual Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “shall,” “seek,” “result,” “become,” “target,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties incident to its business, most of which are difficult to predict and many of which are beyond the control of the Company. These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

●	the Company’s ability to recognize the anticipated benefits of the Business Combination (as defined below), which may be affected by, among other things, competition and the ability of the Company to grow and manage growth profitability following the Closing (as defined below);

●	the ability of the Company to maintain the listing of its Class A Common Stock and warrants on The Nasdaq Capital Market (“Nasdaq”), and the potential liquidity and trading of such securities;

●	the future financial performance of the Company following the Business Combination;

●	the Company’s ability to sell and expand its product and service offerings, implement its growth strategy and retain its key employees;

●	risks relating to the Company’s operations and business, including the Company’s ability to raise financing, hire employees, secure supplier, customer and other commercial contracts, obtain licenses and information technology and protect itself against cybersecurity risks;

●	intense competition and competitive pressures from other companies worldwide in the industries in which the Company operates;

●	litigation and the ability to adequately protect the Company’s intellectual property rights;

●	costs related to the Business Combination;

●	changes in applicable laws or regulations;

●	the possibility that the Company may be adversely affected by other economic, business and/or competitive factors; and

●	other risks and uncertainties set forth in this Annual report in the section titled “Risk Factors”, as summarized below.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

Risks Related to Global Gas’ Business and Industry

●	Global Gas currently does not have any customers and has not generated any revenue. If Global Gas fails to implement its business strategy, its financial condition and results of operations could be adversely affected.

ii

●	Global Gas has a limited operating history which may make it difficult for investors to evaluate its current business and likelihood of success and viability.

●	Much of Global Gas’ future business involves engineering, procurement and construction phases that are complex and involve a number of challenges which may impede the progress of projects and lead to the incurrence of additional expenses.

●	The future operation of Global Gas’ potential facilities inherently entails hazards that require continuous oversight and control. If these risks materialize, they could negatively impact the business of Global Gas’ subsidiary, Global Hydrogen Energy LLC (“Global Hydrogen”).

●	Global Gas’ future success depends on its ability to retain its executive officers and to attract, retain, and motivate qualified personnel and manage its human capital.

●	Global Gas currently has two full-time employees and will need to grow the size and capabilities of its organization. Global Gas may experience difficulties in managing this growth.

Risks Related to Regulation and Litigation

●	Global Gas is subject to extensive government regulation in the jurisdictions in which it does business. Regulations addressing, among other things, import/export restrictions, anti-bribery and corruption and taxes have the potential to negatively impact Global Gas’ financial condition, results of operation and cash flows.

●	Global Gas expects to incur significant costs in its efforts to comply with relevant regulations.

Risks Related to Global Gas’ Products and Services

●	Global Gas’ business will rely on a number of suppliers. These suppliers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to provide Global Gas with the materials necessary for the contemplated operation of its business.

●	The production, transport, and containment of hydrogen and certain other gases as contemplated by Global Gas’ future projects creates risk of adverse events which may harm its business.

●	Global Gas may not be able to effectively compete in its industry.

●	The demand for Global Gas’ products and services may not be as strong as it anticipates.

Risks Related to Cybersecurity and Data Privacy

●	Global Gas’ business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in its or third parties’ cybersecurity.

Risks Related to Ownership of Global Gas’ Securities

●	Nasdaq may delist Global Gas’ securities from trading on its exchange, which could limit investors’ ability to make transactions in Global Gas’ securities and subject Global Gas to additional trading restrictions.

●	An active market of Global Gas’ securities may not be maintained, which would adversely affect the liquidity and price of Global Gas’ securities.

Risks Related to Finance, Accounting and Tax Matters

●	Global Gas is a holding company and its only material asset is its interest in Global Gas Holdings LLC (“Holdings”) which in turns owns Global Hydrogen, and it will therefore be dependent upon distributions made by Holdings to pay taxes and other working capital needs.

●	Global Gas may need to raise additional funds, and these funds may not be available when needed. If Global Gas cannot raise additional funds when it needs them, its business, prospects, financial condition and operating results could be negatively affected.

●	Global Gas’ financial results may vary significantly over time and could be affected by the financial conditions of its customers and other third parties.

iii

PART I

ITEM 1. BUSINESS

Background

On December 21, 2023 (the “Closing Date”), the Company, a Delaware corporation (formerly known as Dune Acquisition Corporation) (prior to the Effective Time (as defined below), “Dune”), consummated the previously-announced business combination (“Business Combination”) pursuant to that certain Unit Purchase Agreement, dated May 14, 2023 (as amended on August 22, 2023 and as further amended on November 24, 2023, the “Purchase Agreement”), by and among Dune, Holdings, a Delaware limited liability company and direct, wholly-owned subsidiary of Dune, Global Hydrogen, a Delaware limited liability company, and William Bennett Nance, Jr., Sergio Martinez and Barbara Guay Martinez (collectively, the “Sellers”), the equity holders of Global Hydrogen. William Bennett Nance, Jr., the Founder and Chief Executive Officer of Global Hydrogen, was also a director of Dune and, as of the Effective Time, is now the Chief Executive Officer and a director of the Company.

In connection with the closing of the Business Combination, Dune changed its name from Dune Acquisition Corporation to Global Gas Corporation, and on December 22, 2023, the Company’s Class A Common Stock (as defined below) and warrants began trading on Nasdaq under the new trading symbols “HGAS” and “HGASW,” respectively.

In accordance with the terms and subject to the conditions of the Purchase Agreement and the other transactions contemplated thereby, at the closing of the Business Combination (the “Closing”), (a) Dune contributed to Holdings all of its assets (excluding its interests in Holdings and the aggregate amount of cash proceeds required to satisfy redemptions by Dune’s public stockholders (“Stockholder Redemptions”)), and in exchange therefor, Holdings issued to Dune a number of common equity units of Holdings (“Holdings Common Units”) which equal the number of total shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), of Dune issued and outstanding immediately after the Closing (giving effect to all Stockholder Redemptions) (such transactions, the “SPAC Contribution”) and (b) immediately after the SPAC Contribution, the Sellers transferred, conveyed, assigned and delivered all of the limited liability company equity interests of Global Hydrogen (“Global Hydrogen Units”) to Holdings in exchange for shares of Class B voting non-economic common stock, par value $0.0001 per share (“Class B Common Stock”), of Dune and Holdings Common Units (together with the SPAC Contribution, the “Combination Transactions”), as a result of which, (i) each issued and outstanding Global Hydrogen Unit immediately prior to the Combination Transactions is now held by Holdings, (ii) each Seller received an aggregate number of Holdings Common Units and shares of Class B Common Stock, in each case, equal to the number of Global Hydrogen Units held by such Seller, multiplied by the applicable exchange ratio, and (iii) Dune changed its name to Global Gas Corporation and the Company became the publicly traded reporting company. The effective time of the Business Combination on the Closing Date is referred to herein as the “Effective Time.”

The Business Combination was accomplished through what is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies undertaking an initial public offering. The “Up-C” structure allowed the Sellers, who became equity holders of Holdings upon the consummation of the Combination Transactions, to retain their equity ownership in Holdings, an entity that is classified as a partnership for United States federal income tax purposes, in the form of Holdings Common Units after the Closing, and provides potential future tax benefits for both the Company and Holdings’ equity holders (other than the Company) after the Closing when they ultimately exchange their Holdings Common Units.

In accordance with the terms and subject to the conditions of the Purchase Agreement, at the Closing, the issued and outstanding Global Hydrogen Units of each Seller were transferred, conveyed, assigned and delivered in exchange for (i) a number of shares of Class B Common Stock equal to the product of (x) the number of Global Hydrogen Units held by such Seller and (y) the exchange ratio determined by dividing (A) the quotient of $43,000,000 divided by the number of Global Hydrogen Units issued and outstanding immediately prior to the Closing by (B) $10.00 per share and (ii) a number of Holdings Common Units equal to the number of shares of Class B Common Stock received by such Seller pursuant to clause (i) hereof.

In connection with the Business Combination, on December 1, 2023, Dune and Global Hydrogen entered into a forward purchase agreement (the “Forward Purchase Agreement”) with each of Meteora Strategic Capital, LLC (“MSC”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO” and, collectively with MSC and MCP, the “Meteora Entities”) for an OTC Equity Prepaid Forward Transaction. In connection with the Forward Purchase Agreement, Dune entered into a subscription agreement (the “Subscription Agreement”) with the Meteora Entities. Pursuant to the Subscription Agreement, the Meteora Entities agreed to subscribe for and purchase, and Dune agreed to issue and sell to the Meteora Entities, on the Closing Date, 681,220 shares of Class A Common Stock in the aggregate (the “PIPE Shares”). Pursuant to the Subscription Agreement, the Company gave certain registration rights to the Meteora Entities with respect to the PIPE Shares. The sale of the PIPE Shares was consummated concurrently with the Closing.

The rights of holders of our Class A Common Stock and Warrants are governed by our second amended and restated certificate of incorporation (the “Amended and Restated Charter”), our amended and restated bylaws (the “Amended and Restated Bylaws”) and the Delaware General Corporation Law (the “DGCL”), and in the case of our outstanding warrants, the Warrant Agreement dated as of December 17, 2020, between the Company and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent.

On March 4, 2024, the Company entered into forfeiture agreements (the “Forfeiture Agreements”) with certain holders of the Company’s Class B common stock. Pursuant to the Forfeiture Agreements, such holders forfeited an aggregate of 1,600,000 shares (the “Forfeited Shares”) in exchange for consideration previously received. After the forfeitures of the Forfeited Shares pursuant to the Forfeiture Agreements, such holders continue to hold an aggregate of 2,700,000 shares of the Company’s Class B common stock.

Overview

Global Gas is a nascent pure-play hydrogen and carbon recovery project developer and industrial gas supplier that has commenced initial operations and is building a growing project development pipeline. Since its inception, Global Gas has worked to establish relationships in the form of channel checks with non-exclusive independent equipment suppliers and discussions with vendors, but the Company has not yet generated any revenue or reached final terms with any paying customers or suppliers. As we expand our operations, we intend to offer potential customers reliable, low-carbon and clean hydrogen, pure carbon dioxide, and other gases generated from a variety of feedstocks. We intend for our operations to include (i) the sourcing, identification, evaluation and vetting of offtake customers seeking to purchase industrial gases, (ii) the securing of local feedstocks, equipment, and utilities, (iii) the planning and management of projects and (iv) the structuring and financing of our projects. We intend to offer our customers attractive pricing as we select and secure local, often waste, feedstock, and plan to deploy established industrial gas generation, storage, compression, and dispensing technologies in our projects. On each planned project, we seek to sell multiple gas products, sourced from a single feedstock, for offtake to customers. We also intend to utilize and bring to market secondary offtake products such as oxygen. The Company was founded in 2023 by a team with over a decade of hydrogen experience and several decades of business development, mergers & acquisitions and capital markets experience. Global Gas targets both privately- and publicly-funded hydrogen development and selected carbon recovery projects, including projects supported by local, county, state and national-level governments in North America, Western Europe and Great Britain.

Global Gas is building a growing project development pipeline which includes more than 40 potential projects. Potential projects are added to the project development pipeline only after Global Gas has met with the potential customer, discussed the scope of the project and discussed the project’s feasibility, preliminary sizing and design. To date, we do not have any customers and have not generated any revenue. In 2024, Global Gas plans to focus primarily on the sale of systems and equipment and anticipates generating revenue from such sales. Global Gas intends to generate revenue, including but not limited, through the purchase of equipment at wholesale prices, the leasing and resale of such equipment to customers along with services such as design, engineering, project management, plant installation, plant startup, and others which are to be provided to customers. In selling systems and equipment, Global Gas anticipates that potential customers will retain responsibility for applying for and receiving regulatory approvals, acquiring land for properties, and overseeing the commencement of civil works for hydrogen refueling station construction. Global Gas anticipates generating revenue upon the sale of systems and equipment, including but not limited to alkaline and proton exchange membrane electrolyzers, steam methane reforming plants, carbon recovery plants, hydrogen and natural gas compressors, pumps and storage tanks, heat exchangers, hydrogen dispensing systems, gas analyzers and flow meters, which will be purchased from wholesalers and provided to customers at market prices. The Company also intends to recognize revenue upon achieving certain milestones, including but not limited to signing of contracts, purchase of long-term lead time items, testing of plants and notification of readiness to dispatch plants. Additionally, the Company may also provide engineering, procurement, construction supervision (EPC), design, testing, installation, commissioning, plant startup, plant maintenance and operation, site selection, project economic analysis, and project management services to customers and support customers with supervisory services related to installation, commissioning, startup and operation of production facilities or other services as may be required by a customer’s project. Outside of software licenses, no licensing of intellectual property is expected to be necessary for the sale or use of equipment by customers. In connection with these services, the Company anticipates hiring additional personnel with relevant skills and experiences in order to support customers.

In selecting feedstock to generate industrial gases, we will primarily target renewable waste and will need to seek arrangements with owners of renewable waste feedstock, such as wastewater treatment plants, landfills, food waste processing facilities, and agricultural farms, to access their renewable waste feedstock. In addition to generating industrial gases from renewable waste feedstock, we plan to generate gases from non-renewable sources including pipeline natural gas. We will need to seek arrangements with owners of such non-renewable feedstock. On projects where a non-renewable, or high greenhouse gas (“GHG”) output, energy source is used, as well as on selected other projects where such technology is required to produce clean hydrogen, we may deploy carbon recovery technology — more commonly known as carbon capture technology. Renewable waste feedstock has an additional advantage in that its price may be less susceptible to market fluctuations as compared to other feedstocks such as natural gas.

On the hydrogen side, we intend to serve traditional industrial gas customers, and are particularly focused on plans to serve the rapidly growing hydrogen-as-energy-carrier market, comprising heavy duty hauling transportation operators such as transit bus agencies, long haul truck fleet operators, truck leasing operators and refuse collection truck operators, many of whom are considering deploying hydrogen fuel cell powertrain vehicles to decarbonize their fleets which currently runs almost exclusively on diesel. On the carbon dioxide side, we target both traditional industrial users of the gas, including food & beverage grade users such as brewers and beverage bottlers requiring carbonation, as well as emerging users such as the producers of green building materials.

Global Gas intends for its business model to generate revenue from the sale of equipment and systems and, in the long-term, from the sale of industrial gases from its owned plants. While Global Gas does not anticipate earning revenue in connection with its long-term business model in 2024, the Company has commenced discussions with potential hydrogen offtake customers about their hydrogen needs in connection with gas sales and Global Gas is exploring potential hydrogen feedstock sources and hydrogen production locations for these owned plants. To generate revenue from the Company’s long-term business model of owning plants and selling hydrogen and other gases, Global Gas will need to identify and contract with offtake customers. To streamline anticipated regulatory approvals for hydrogen production projects, the Company plans to target offtake partners who have already received or are in the process of receiving regulatory approvals for their specific plant sites. Additionally, the Company plans to identify production locations and project types where accelerated regulatory approval is possible. As an example, certain subdivisions of state and local governments have the ability to provide regulatory approvals and permits for projects to proceed, including the ability to issue building permits, fire marshal certifications, and air quality permits. In instances where the offtake partner does not have a permitted project site, Global Gas anticipates project permit approvals can be received in timeframes ranging from 6 months to several years, depending on the locality and regulatory body. Once permitting is received by the offtake partner or issued by the authority having jurisdiction, it is the belief and expectation of Global Gas’ management that Global Gas will be able to manufacture, commission, and startup our hydrogen plants in 6 to 9 months for Global Gas’ electrolyzer offerings and 12 to 18 months for SMR plants, depending on the size, quantity, and destination of the plant. Global Gas anticipates beginning to execute its long-term business model and generating revenue from such long-term business model in 2025. For owned plants, Global Gas does not anticipate significant exposure to fluctuations in the market for hydrogen due to the planned execution of long-term offtake agreements with its customers.

As described below under the caption “Growth Strategy,” our growth strategy is based on being able to place modular generation, recovery, storage and dispensing solutions in closer geographic proximity to our end customers — onsite in many cases — and our ability to produce and sell multiple outputs from a single feedstock input. We hope that these plans, if successfully carried out, will allow us to produce clean hydrogen and carbon dioxide at a net cost significantly below the $16 to $25 per kilogram currently offered at many retail hydrogen fueling stations, and which supports competitive market prices for our end products. Additionally, governments at all levels in North America and Western Europe have and are deploying substantial incentives to mitigate the impact of climate change and to decarbonize their economies. With our focus on proven, low-carbon hydrogen generation and carbon recovery technologies — such as electrolyzers — which produce no carbon dioxide if sourced from renewable energy sources — and steam methane reforming plants with co-located carbon recovery — we believe we are well-placed to benefit as a developer of projects eligible for several of these incentives, such as the hydrogen tax production credits and the investment tax credits made available in the United States through the recently enacted Inflation Reduction Act, which offers up to $3.00 per kilogram in incentive credits for 10 years, for clean hydrogen produced while generating less than 0.45 kilograms of carbon dioxide emission for every 1.0 kilogram of hydrogen produced.

Market Opportunity

Hydrogen is the first element in the periodic table, it has the lightest molecular weight and the highest specific heat capacity of any element. Burning hydrogen releases no carbon dioxide, and when used in a hydrogen fuel cell to produce electricity, the outputs are water and heat. These special characteristics, and others, make hydrogen a strong choice for industries with end use applications facing significant weight or heat considerations, such as heavy duty hauling, steel production, certain industrial chemical manufacturing, and aviation and shipping/maritime transport, which otherwise represent difficult-to-decarbonize sectors of the economy. Historically, hydrogen has been produced and used primarily for industrial purposes — notably as a chemical raw material for the production of ammonia and methanol, and in oil refining. Global demand for pure hydrogen grew at a compound annual growth rate (“CAGR”) of 3.6% from 1975 to 2022, according to the International Energy Agency.

Global Demand for Hydrogen (Millions of Metric Tons)
Millions of Metric Tons H2
250
200
150
100
50
0
1975
1980
1985
1990
1995
2000
2005
2010
2015
2020
2025
2030
Other
Grid Injection
Buildings
Synfuels
Ammonia - Fuel
Power
Transport
Refining
Methanol
Iron & Steel
Ammonia - Industry
Industry

●	In the above chart “Industry” relates to hydrogen used for industrial heating and as a feedstock for other industrial processes.

●	The above chart reflects Global Gas’ analysis of International Energy Agency (“IEA”) data.

Methods of Hydrogen Production

As indicated in “The Landscape of Clean Hydrogen” by Carbon Solutions in association with the Industrial Innovation Initiative, Hydrogen can be produced in a number of ways by applying different forms of energy to a variety of raw materials known as feedstocks. The most mature and economic method of producing hydrogen is via SMR, which is catalytic steam reforming of natural gas. In SMR hydrogen generation, feedstock natural gas methane (CH4) is reacted with steam, and molecular hydrogen (H2) is separated from the carbon (C). Based on Global Gas’s analysis of IEA publications, Global Gas believes that without carbon capture, SMR hydrogen production is considered to be a carbon-intensive method of production, as the separated carbon in the SMR process which reacts with oxygen (O2) is released into the atmosphere at an approximate ratio of 10:1 (10 kilograms of carbon dioxide (CO2) for every 1 kilogram of H2). With carbon capture, hydrogen can be produced via SMR at a ratio below 1:1.

Technology readiness level - low-carbon hydrogen production

11
10
9
8
7
6
5
4
3
2
1
PEM
ALK
SOEC
AEM
Pyrolysis - plasma
Partial oxidation
Pyrolysis - catalytic decomposition
ATR
Steam reforming
ATR - GHR
Coal gasification
Underground reforming
Sorption enhanced steam reforming
Pyrolysis - thermal decomposition
Chemical looping
Steam reforming w/ Advanced CCUS
Biomass gasification
Natural hydrogen extraction
Thermochemical water splitting
Electrolysis
CCUS
Other production
Small prototype
Large prototype
Demonstration
Market uptake
Mature

●	The above chart reflects IEA analysis of the readiness level of certain hydrogen production technologies based upon information sourced from the U.S. Department of Energy. Technologies with higher numbers are more mature technologies, which have been demonstrated and are ready for large scale deployment. It is Global Gas’s opinion that alkaline and proton exchange membrane electrolyzers and steam methane reforming plants with advanced carbon capture, systems and equipment which Global Gas intends to sell, are demonstrated and mature technologies.

●	Notes: AEM = anion exchange membrane; ALK = alkaline; ATR = autothermal reforming; GHR = gas-heated reforming; LOHC = liquid organic hydrogen carrier; PEM = proton exchange membrane; SOEC = solid oxide electrolyzer cell. Source of the chart is IEA data found at https://iea.blob.core.windows.net/assets/787357a0-ce67-4c03-aa99-d4018aa67698/20211124-IEA-EGRD_JBermudez.pdf and Global Gas analysis.

Hydrogen also can be produced electrolytically using an electrolyzer to separate the hydrogen and oxygen molecules in water (H2O). Based on U.S. Department of Energy, National Renewable Energy Lab data, production of hydrogen via electrolysis produces no CO2, but today requires 50 to 55 kilowatt hours of electrical energy to isolate a kilogram of hydrogen, the generation of such electricity may produce GHGs. The price and lifecycle carbon emissions of hydrogen produced via both SMR and electrolysis is highly dependent on the price and emission profile of the inputs. For SMR production methane is the primary cost input, water and electricity are also inputs but generally not major cost drivers, and for electrolyzers electricity and water are the primary cost inputs. Cleaner, low carbon inputs produce lower emission, lower carbon hydrogen. Global Gas intends to use hydrogen generation technologies which are proven, tested, and have been in production for many years, focusing on technologies considered by the IEA to be mature or with high technology readiness levels above 8, a metric used by many U.S. government agencies to assess maturity of evolving technologies, indicating that the technology has been proven to work in its final form and under expected conditions, though we reserve the option to use other technologies depending on customer requirements. Global Gas believes material technological improvements or discoveries are not necessary in order to commercialize the hydrogen and carbon recovery products and gases that we intend to sell. The hydrogen generation and carbon recovery technologies we will offer to customers will be purchased from suppliers and vendors and sold to customers or used by us to produce industrial gases which we sell to customers. As such, we do not currently own material intellectual property beyond certain logos and domain names.

New Uses of Hydrogen

While the traditional uses of hydrogen as an industrial chemical are expected to continue, based on its review of U.S. Department of Energy data, Global Gas believes hydrogen, especially low carbon hydrogen, is increasingly being considered for use as an energy carrier. According to publications of the U.S. Department of Energy, National Renewable Energy Lab, including Optimized Hydrogen and Electricity Generation from Wind, and Wind-To-Hydrogen Project: Electrolyzer Capital Cost Study, Global Gas believes that when passed through a hydrogen fuel cell, each kilogram of hydrogen holds 33.3 to 39.4 kilowatt hours of energy, which, when passed through a hydrogen fuel cell reacts the hydrogen fuel with oxygen to produce electricity, along with water and a small amount of heat. Because hydrogen can store significantly more energy by weight or volume than traditional batteries, and fuel cell-powered electric vehicles can be refueled quickly relative to battery recharge times of electrical vehicles, low carbon hydrogen is seen by the Clean Air Task Force and the American Transportation Research Institute as a potential replacement fuel in heavy duty transport sectors, which currently run almost exclusively on diesel.

Regulatory Incentives

With hydrogen acknowledged as a high potential replacement fuel to be used in decarbonization efforts and the transition to lower emission heavy duty transport, governments across the globe have implemented various strategies and incentives to encourage the development of hydrogen infrastructure in population centers. Currently, hydrogen infrastructure is uncommon outside of existing industrial clusters and is not widely deployed in population centers which are high potential hydrogen-as-energy-carrier markets.

●	The above chart is prepared by the IEA and can be found on page 152 of the IEA’s Global Hydrogen Review 2023 at https://iea.blob.core.windows.net/assets/ecdfc3bb-d212-4a4c-9ff7-6ce5b1e19cef/GlobalHydrogenReview2023.pdf

The IEA has projected demand for pure hydrogen to continue growing at an average CAGR of 4.8% through 2050.

●	The above chart is prepared by the IEA and can be found at https://www.iea.org/data-and-statistics/charts/current-policy-support-for-hydrogen-deployment-2018.

Using IEA data Global Gas projects that within the transportation sub-sector, demand for hydrogen may grow at a higher compounded rate of 14.8% through 2050, driven by government incentives, fleet operator demand for zero emission heavy duty vehicles, and as hydrogen infrastructure is built out and fuel cell powertrain models are introduced to transport fleets. It is Global Gas’s opinion that hydrogen generation plants can remain in operation for 25 years or more if properly maintained. Therefore, hydrogen generation plants completed in 2024 may remain in operation until approximately 2049 or later.

USD billions
0
10
20
30
40
50
60
70
80
90
100
110
120
130
140
150
160
Energy efficiency
Public transport
Clean transport
Low-carbon power
Clean fuels
Innovation and technologies including CCUS
Grids and storage
globalH2
Government clean energy spending
Offshore wind
Solar PV
Nuclear
Onshore wind
Other renewables
Biogas
Biofuels
Hydrogen

IEA. Licence: CC BY 4.0

●	The above chart is prepared by the IEA and can be found at https://www.iea.org/data-and-statistics/charts/global-government-clean-energy-spending-by-sector-and-technology-allocated-up-to-october-2021.

Growth Strategy

To date, hydrogen has not been widely used as an energy carrier for a number of reasons including:

1.	a dearth of fuel cell vehicles in production;

2.	a lack of economic incentives of fleet operators to decarbonize; and

3.	a lack of available hydrogen infrastructure in populated areas where hydrogen can be most useful in decarbonizing transportation.

Changing market conditions and government policy incentives favoring decarbonization have altered the landscape for fuel cell vehicle production and economic incentives for fleet operators. Global Gas’ growth strategy focuses on the lack of available hydrogen infrastructure in populated areas, and we seek to become the largest provider of clean, low carbon hydrogen in the top 100 US markets by population size.

Global Gas intends to grow through a reliance on our team’s knowledge of the landscape of feedstocks, hydrogen generation, storage, and dispensing technologies, the professional network of our team which provides access to project development deal flow opportunities that may not be available to competitors, and through our ability to offer attractive hydrogen pricing to our clients based on their specific geographic and volumetric requirements and the feedstocks available in their areas.

There are three foundations to our growth strategy:

Production Margin of Safety.    Global Gas strives to offer a competitive cost of hydrogen production by planning to locate and secure the highest quality, lowest cost, reliable local feedstock and the most appropriate technology for each of our development projects.

Generation Technology Agnostic

We plan to deploy a diverse network of equipment and technology suppliers, to produce hydrogen potentially utilizing steam methane reformers, alkaline electrolyzers, and proton exchange membrane (“PEM”) electrolyzers. Both alkaline and PEM electrolyzers use electricity to split water into hydrogen and oxygen gas molecules. However, the different systems use different electrolytes and membranes to separate the cathodes and anodes. PEMs produce hydrogen at a high purity, but are typically used on a smaller scale, while alkaline electrolyzers typically produce hydrogen on a large scale but lower purity hydrogen than PEM electrolyzers. National Renewable Energy Laboratory data indicates alkaline electrolyzers can reach greater than 99.3% purity and PEMs can reach greater than 99.9% purity. We plan to evaluate projects requiring hydrogen volumes of 100 normal cubic meters per hour (nm3h), roughly 400 to 500 kilowatts per hour, to 14,000 nm3h. We also intend to evaluate the production technology required on a project by project basis, and negotiate with our suppliers to size production capacity and plant, storage, compression and dispensing equipment and footprint appropriately to meet customer needs.

Feedstock Flexibility

As we are generation technology agnostic, we plan to work with both renewable and non-renewable feedstocks, including but not limited to anaerobic digester gas, landfill gas, pipeline-delivered biomethane, pipeline natural gas, liquid propane gas, and renewable or grid electricity.

Waste-to-Energy Focus

To lower both the carbon intensity and cost of the hydrogen we produce, we target waste feedstock for hydrogen production and existing CO2 emitters for CO2 recovery.

Distribution Diversity.    We plan to sell hydrogen, CO2 and select other gases to industrial and hydrogen-as-an-energy-carrier customers that require high purity, reliable, cost-effective gas in bulk, dewar and cylinder volumes. We also plan to sell hydrogen generation and carbon dioxide recovery plants which are manufactured by our suppliers.

Single Input; Multiple Outputs

A key tenant of our growth strategy is to maximize the number of outputs we are able to achieve from a single feedstock input. We plan to evaluate and design projects to match the volumes of gases required by local offtake clients. Once a primary gas offtake and offtake customer have been identified, we plan to construct a full offtake plan for the project, taking into account the identified location of gas production, storage and dispensing, local feedstock availability, potential for additional local offtake customers of gases we could produce, and the local potential for merchant (spot) gas sales. We believe that all projects which successfully pass our design stage will typically support multiple gas output products.

Offtake/Merchant Mix

Designing projects with multiple outputs enables us to price gas we sell opportunistically, which we believe will enable us to achieve attractive end user pricing for both offtake (long term) and merchant (spot) customers. We believe our projects will typically have a target 70% or better offtake to merchant sales mix, and ideally all hydrogen produced would be sold on long-term contracts, — meaning, to successfully pass our project evaluation process for owned plants, we typically will have in hand, prior to approval of the project, letters of intent or customer commitments to purchase 70% or more of the project’s output. As such, for owned plants, Global Gas does not anticipate significant exposure to fluctuations in the market for hydrogen.

Low Lifecycle Carbon Intensity.    We plan to design our projects so that the hydrogen we produce and CO2 we recover will have as low a lifecycle carbon intensity as practical. We believe that some of our future projects, from feedstocks such as wastewater, will produce hydrogen with neutral or negative carbon intensity.

Lifecycle Carbon Intensity of Hydrogen Production, by Source and Method
KgCO2e/KgH2
40.0
30.0
20.0
10.0
0.0
-10.0
-20.0
-30.0
-40.0
36.0
Electrolyzer H2 Production (Global Grid Electricity)
24.0
Coal Gasification w/ no CCS)
20.0
Electrolyzer H2 Production (Avg US Grid Electricity)
11.4
Avg SMR H2 Production (Pipeline NG w/ no CCS)
4.6
SMR H2 Production with Standard CO2 Capture/Recovery (Pipeline NG)
1.0
Electrolyzer H2 Production (Renewable Solar Electricity, 2030E)
0.8
Est. SMR H2 Production with Advanced CO2 Capture/Recovery (Pipeline NG)
0.6
Electrolyzer H2 Production (Renewable Nuclear Electricity)
0.5
Electrolyzer H2 Production (Renewable Wind Electricity, 2030E)
0.3
Electrolyzer H2 Production (Renewable Hydro Electricity)
0.2
Electrolyzer H2 Production (Nuclear Electricity)
-5.6
Est. SMR H2 Production with Advanced CO2 Capture/Recovery (Digester Gas)
-34.3
Est. SMR H2 Production with Advanced CO2 Capture/Recovery (Wastewater Gas)

●	The above chart reflects analysis by Global Gas based upon IEA, Rocky Mountain Institute, Princeton University, Hydrogen Council and International Council on Clean Transportation data.

Co-Location

Our strategy is to co-locate our hydrogen generation and carbon dioxide recovery plants as close to or even on-site with storage, compression and dispensing/refueling assets so that distribution costs are minimized or eliminated. We intend to select small, modular generation and recovery equipment manufactured by our suppliers for our projects so that we can place our “Gen/Fill” systems close to population centers where low-carbon clean hydrogen fuel and CO2 are most needed, and where CO2 recovery and capture is most beneficial.

Recovery and Reuse

Co-locating our Gen/Fill systems near existing CO2 emitters and population centers has the added advantage of increasing our ability to recover and reuse anthropogenic waste as source feedstock for the generation of the gases we sell.

Suppliers

We source equipment, components, and parts from a global network of specialized industrial suppliers. Suppliers are chosen to meet individual project and customer requirements, and are vetted based on performance, experience, and support. Global Gas’ electrolyzer and SMR equipment suppliers purchase raw materials and build components which are assembled into the hydrogen generation and carbon recovery plants, which we intend to co-locate, integrate, commission and start-up. Therefore, we are exposed, indirectly, to world prices for raw materials such as steel, nickel and other commodities, which are used in the components in our plants. We anticipate that our principal suppliers are equipment manufacturers, compressor manufacturers, and instrument suppliers such as Emerson, PDC Machines, and Unicat Catalysts. Global Gas may use the services of subcontractors to fabricate or manufacture portions or all of the unique and customer-specific hydrogen generation and carbon recovery equipment we sell to customers. Global Gas anticipates initially generating revenue through the sale of customer-specific hydrogen generation and carbon recovery equipment and solutions sold to customers.

Global Gas’ Competitive Strengths

Global Gas believes that other industrial gas suppliers of hydrogen target larger production capacities, which require greater amounts of feedstock, and their production facilities are often located in industrial clusters located far from population centers where gas for hydrogen-as-an-energy-carrier use cases are growing in prevalence. Projects which successfully pass our design stage are designed to exploit this opportunity: our projects will provide on-site or nearby Gen/Fill systems which dramatically reduce or eliminate distribution costs and we are able to use local, often waste, feedstock both to recover and reuse local waste, assist in reducing local CO2 emissions, and produce low carbon hydrogen, CO2, and other gases at economically attractive prices making fuel cell heavy duty transportation competitive with diesel.

Products & Services

Global Gas will primarily sell hydrogen, recovered CO2, and oxygen to offtake and merchant customers requiring gas for industrial and emerging hydrogen-as-an-energy-carrier use cases. We focus our selling efforts in North America, Western Europe and Great Britain, though we may consider opportunities outside of those geographies. We plan to design our projects to meet a wide range of customer requirements, including end use application, volume and type of gas required, location of gas need, redundancy requirements, budget, space available and other considerations. A project could have either hydrogen or CO2 as the primary offtake gas. We also may, selectively sell hydrogen generation, CO2 recovery, or other related equipment such as compressors and dispensers, when requested by our customers and manufactured by our suppliers.

We also plan to offer services related to the sale of our products. Depending on the product sold, these services could include professional services, plant commissioning and startup services, aftermarket spare parts, or plant operation services.

Human Capital Resources

As of March 25, 2024, Global Gas has two full-time employees, our Chief Executive Officer, William Bennett Nance, Jr., and our Chief Operating Officer and Chief Financial Officer, Shachi Shah. Our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating future employees.

Competition

We expect to generate revenue and income from the resale and leasing of systems and equipment, the resale of hydrogen gas purchased from other industrial suppliers, and the sale of value-added technical services such as: design, engineering and plant costing; project management; plant installation, plant commissioning, and plant startup; supervision of plant installation, plant commissioning and plant startup; and project structuring.

We compete with firms which manufacture, resell, and lease hydrogen equipment and infrastructure, and also with global industrial and regional gas suppliers who sell hydrogen, CO2 and air separation gases.

Competition in the systems and equipment and technical services business is based primarily on plant design and efficiency, quality of service, technical know-how, price, and delivery timelines, in addition to plant and equipment technology and performance guarantees. Competition in industrial gases is based primarily on price (absolute price and volatility of price), reliability of supply, ease of delivery, and end user application.

Customers

Our target customers are heavy duty fleet operators, owners of anaerobic digesters, landfills, renewable natural gas producers, other industrial gas distributors and traditional industrial chemical users of hydrogen.

Facilities

Our headquarters are located in New York, New York. We believe our current facilities are adequate for our current operating needs.

Additional Information About the Company

We maintain our website at globalgas.co. The corporate filings of Global Gas, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our executive officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available free of charge on our website, which are uploaded as soon as reasonably practicable after we electronically file (or furnish in certain cases) such material with the Securities and Exchange Commission, and can also be found at the SEC’s website at http://sec.gov. We do not intend for any information contained in our website to be a part of this Annual Report.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or we presently deem less significant may also impair our business operations. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Global Gas’ Business and Industry

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. There are no assurances that we will be able to secure future business with potential customers. As an early stage company, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. Our performance and expectations depend on the successful implementation of management’s growth strategies and are based on assumptions and events over which we have only partial or no control, including, but not limited to, adverse economic conditions, regulatory developments, our ability to finance our contemplated operations, difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and materials delivery delays, schedule changes, customer scope changes, delays related to obtaining regulatory permits and rights-of-way, inability to find adequate sources of labor in the locations where we are building new plants, weather-related delays, delays by customers’ contractors in completing their portion of a project, technical or transportation difficulties, cost overruns, supply difficulties, geopolitical risks and other factors. The assumptions underlying our expectations require the exercise of judgment and may not occur, and the expectations are subject to uncertainty due to the effects of economic, business, competitive, regulatory, legislative, and political or other changes.

Our success depends on our ability to obtain customers and implement our business strategy.

We currently do not have any customers and have not generated any revenue. If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected. Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will successfully negotiate and sign contracts with customers and suppliers nor can we assure you that we will be able to successfully execute our contracts if signed. Potential projects are added to the project development pipeline only after Global Gas has met with the potential customer, discussed the scope of the project and discussed the project’s feasibility, preliminary sizing and design. Implementation of our business strategy may be impacted by factors outside of our control, including competition, commodity price fluctuations, industry, legal and regulatory changes or developments and general economic and political conditions. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses and may not generate sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

Risks related to the approval, execution, and operation of our future projects may adversely affect our operations or financial results.

Much of our future business involves engineering, procurement and construction phases that may last several years and involve the investment of millions of dollars. These projects may be technically complex, are often reliant on significant interaction with government authorities and face significant financing, development, operational and reputational risks. These projects may also be subject to complex government approvals, as well as legal or regulatory challenges by government authorities or third parties. Delays in receiving required approvals or related to litigation could require us to delay or abandon certain projects, which may result in the incurrence of additional expense, the loss of invested proceeds, and reputational damage.

We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and materials delivery delays, schedule changes, customer scope changes, delays related to obtaining regulatory permits and rights-of-way, inability to find adequate sources of labor in the locations where we are building new plants, weather-related delays, delays by customers’ contractors in completing their portion of a project, technical or transportation difficulties, cost overruns, supply difficulties, financial difficulties suffered by our subcontractors or suppliers, geopolitical risks and other factors, many of which are beyond our control, that may impact our ability to complete a project within the original delivery schedule. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of these costs. In addition, in some cases we may seek financing for large projects and face market risk associated with the availability and terms of such financing. These financing arrangements may require that we comply with certain performance requirements which, if not met, could result in default and restructuring costs or other losses. All of these factors could also negatively impact our reputation or relationships with our customers, suppliers and other third parties, any of which could adversely affect our ability to secure new projects in the future.

The future operation of our facilities inherently entails hazards that require continuous oversight and control, such as pipeline leaks and ruptures, fire, explosions, toxic releases, mechanical failures, vehicle accidents, or cyber incidents. If operational risks materialize, they could result in loss of life, damage to the environment, or loss of production, all of which could negatively impact our ongoing operations, reputation, financial results, and cash flows. In addition, our operating results are dependent on the continued operation of our production facilities and our ability to meet customer requirements, which depend, in part, on our ability to properly maintain and replace aging assets.

Global Gas’ management has limited experience in operating a public company.

Global Gas’ management has limited experience in the management of a publicly traded company. Global Gas’ management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. Global Gas may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. Any fault in Global Gas’ finance and accounting systems could impact its ability or prevent it from timely reporting its operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The development and implementation of the standards and controls necessary for Global Gas to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that Global Gas will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition and results of operations and our ability to execute its business plan in a timely fashion.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. If we expand our activities, developments and production, and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

An increase in energy costs, including as a result of the ongoing conflict between Russia and Ukraine, may materially adversely affect our business, financial condition, and results of operations.

Our results of operations may be affected by volatility in the cost and availability of energy, which is subject to global supply and demand and other factors beyond our control. The ongoing conflict between Russia and Ukraine as well as the hostilities in the Middle East between Israel and Hamas, has impacted global energy markets, particularly in Europe, leading to high volatility and increasing prices for crude oil, natural gas and other energy supplies. Higher energy costs may result in increases in operating expenses at our potential manufacturing facilities, in the expense of shipping materials to our potential facilities, and in the expense of operating certain of our potential projects for which we may procure natural gas, all of which may in turn adversely affect our business, financial condition, and results of operations.

Our strategy to outsource various elements of the products and services we sell may subject us to the business risks of our suppliers and subcontractors, which could have a material adverse impact on our operations.

In areas where we will depend on third-party suppliers and subcontractors for outsourced equipment, products, components or services, we will be subject to the risk of customer dissatisfaction with the quality or performance of the equipment, products or services we sell due to supplier or subcontractor failure. Suppliers and subcontractors may not have the same incentives we do and may not allocate adequate or sufficient time and/or resources for performing services for us. In addition, business difficulties experienced by a third-party supplier or subcontractor could lead to the interruption of our ability to obtain outsourced equipment, products or services and ultimately our inability to supply equipment, products or services to our customers. Third-party supplier and subcontractor business interruptions may include, but are not limited to, work stoppages, union negotiations and other labor disputes. Current or future economic conditions could also impact the ability of suppliers and subcontractors to access credit and, thus, impair their ability to provide us quality products or services in a timely manner, or at all.

Cost overruns, delays, penalties or liquidated damages could negatively impact our results, particularly with respect to fixed-price contracts for our custom configured products.

We expect a significant portion of our net sales and earnings will be generated through fixed-price contracts for custom configured products. We expect most of these contracts will provide for penalties or liquidated damages for failure to timely perform our obligations under the contract, or require that we, at our own expense, correct and remedy to the satisfaction of the other party certain defects. Therefore, we expect to face the risk that cost overruns, delays, penalties or liquidated damages may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain of our projects.

Catastrophic events could disrupt our operations and/or our customers and suppliers and may have a significant adverse impact on our results of operations.

The occurrence of catastrophic events or natural disasters such as extreme weather, including hurricanes and floods; health epidemics; pandemics, such as COVID-19; and acts of war or terrorism, could impair our ability to produce and distribute its products to customers and could potentially expose us to third-party liability claims. In addition, such events could impact our customers and suppliers resulting in temporary or long-term outages and/or the limitation of supply of energy and other raw materials used in normal business operations.

The inability to attract and retain qualified personnel may adversely impact our business.

If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business. We are dependent upon a highly skilled, experienced and efficient workforce to be successful. The inability to attract and hire qualified individuals or the loss of key employees in very skilled areas could have a negative effect on our financial results.

We may be unable to successfully execute and operate our hydrogen production projects, and such projects may cost more and take longer to complete than we expect.

As part of our strategy, the Company may, in the future, develop and construct hydrogen production facilities at locations across the United States and Europe. Our ability to successfully complete and operate these projects is not guaranteed. The ability to complete these projects may impact our ability to meet and supplement the hydrogen demands for our products and services for prospective customers. The timing and cost to complete the construction of our hydrogen production projects are subject to a number of factors outside of our control and such projects may take longer and cost more to complete and become operational than we expect.

The viability and competitiveness of our potential hydrogen production facilities may depend, in part, upon favorable laws, regulations, and policies related to hydrogen production. Some of these laws, regulations, and policies are nascent, and there is no guarantee that they will be favorable to our projects. Additionally, any facilities we develop will be subject to numerous and new permitting, regulations, laws, and policies, many of which might vary by jurisdiction. Hydrogen production facilities are also subject to robust competition from well-established multinational companies in the energy industry. There is no guarantee that our hydrogen production strategy will be successful amidst this competitive environment.

We may enter into joint ventures which could impose certain restrictions on our operations in the future and could create risk related to our potential co-venturers.

In the future, we may enter into joint ventures. Depending on the terms of these potential ventures, we may be restricted in our ability to operate in certain areas or undertake certain courses of action. These potential arrangements may involve significant risks and uncertainties, including our ability to cooperate with our strategic partners, our strategic partners having interests or goals that are inconsistent with ours, and the potential that our strategic partners may be unable to meet their economic or other obligations to any future joint venture, which may negatively impact the expected benefits of any future joint venture and cause us to incur additional expense or suffer reputational damage. In addition, due to the nature of these potential arrangements, we may have limited ability to direct or influence the management of any future joint venture, which may limit our ability to assist and oversee the design and implementation of any future joint venture’s business as well as its accounting, legal, governance, human resources, information technology, and other administrative systems. This may expose us to additional risks and uncertainties because we may be dependent upon and subject to liability, losses, or reputational damage relating to systems, controls, and personnel that are not under our control.

In the future, if we develop or acquire proprietary intellectual property, protecting such intellectual property will be critical to our operations and we may suffer competitive harm from infringement on such rights.

If we develop or acquire new technologies, it will be critical that we protect our intellectual property assets against third-party infringement. Though we currently do not own any patents, we do own intellectual property related to our branding. If we develop or acquire intellectual property, there is a risk that our patent applications may not be granted, or we may not receive sufficient protection of our proprietary interests. We may also expend considerable resources in defending any future patents against third-party infringement. It may become critical that we protect our proprietary intellectual property interests to prevent competitive harm.

Current inflationary trends, economic downturn and weakness in the economy, market trends, and other conditions affecting the profitability and financial stability of our potential customers could negatively impact the growth of our business and the acquisition of customers.

The demand for our products and services is sensitive to the production activity, capital spending and demand for products and services of our potential customers worldwide. Recently, we have observed increased economic uncertainty in the United States and abroad, including inflation and higher interest rates. Impacts of such economic weakness include falling overall demand for goods and services, leading to reduced profitability, reduced credit availability, higher borrowing costs, reduced liquidity, volatility in credit, equity and foreign exchange markets, and bankruptcies. These developments may lead to supply chain disruption and transportation delays which may negatively impact our business and growth. In addition, as our potential customers react to global economic conditions and the potential for a global recession, they may reduce spending on the products and services we plan to provide, which may lead to our inability to attract customers and could limit our ability to grow our business and negatively affect our operating results and financial condition.

Risks Related to Regulations and Litigation

We will be subject to extensive government regulation in the jurisdictions in which we do business. Regulations addressing, among other things, import/export restrictions, anti-bribery and corruption and taxes have the potential to negatively impact our financial condition, results of operation and cash flows.

We will be subject to government regulation in the United States and in the foreign jurisdictions where we may conduct business. The application of laws and regulations to our business is sometimes unclear. Compliance with laws and regulations may involve significant costs or require changes in business practices that could result in reduced profitability. If there is a determination that we have failed to comply with applicable laws or regulations, we may be subject to penalties or sanctions that could adversely impact our reputation and financial results. Compliance with changes in laws or regulations can result in increased operating costs and require additional, unplanned capital expenditures. Export controls or other regulatory restrictions could prevent us from shipping our products to and from some markets or increase the cost of doing so. Changes in tax laws and regulations could affect the financial results of our businesses. Increasingly aggressive enforcement of anti-bribery and anti-corruption requirements, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and the China Anti-Unfair Competition Law, could subject us to criminal or civil sanctions if a violation is deemed to have occurred. In addition, we may be subject to laws and sanctions imposed by the U.S. and other jurisdictions where we plan to do business that may prohibit us from doing business in certain countries, or restricting the kind of business that we may conduct. Such restrictions may provide a competitive advantage to competitors who are not subject to comparable restrictions or prevent us from taking advantage of growth opportunities.

Further, we cannot guarantee that our internal controls and compliance systems will always protect us from acts committed by employees, agents, business partners or that businesses that we acquire would not violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering, and data privacy. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related stockholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties, and could cause us to incur significant legal and investigatory fees. In addition, governments may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire.

We will be subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building production facilities.

Our operations will be subject to federal, state and local environmental laws and regulations, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we have limited experience complying with them. Moreover, we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on its business, prospects, financial condition and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties we may own or operate may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our potential production facilities that could require significant time and financial resources and delay our ability to operate such facilities, which would adversely impact our business, prospects, financial condition and operating results.

Legislative, regulatory, societal and market efforts to address global climate change may impact our business and create financial risk.

In the production of hydrogen, we may use processes which capture GHGs, such as carbon dioxide, which would otherwise be emitted. The technologies we employ for GHG capture may not successfully capture 100% of the GHG produced. Increased public concern and governmental action may result in more international, U.S. federal and/or regional requirements to reduce or mitigate the effects of GHG emissions or increased demand for technologies and projects to limit the impact of global climate change. Although uncertain, these developments could increase our costs related to consumption of electric power, hydrogen production and application of our gasification technology. Any legislation or governmental action that limits or taxes GHG emissions could negatively impact our growth, increase our operating costs, or reduce demand for certain of our products.

In addition, standards for tracking and reporting environmental, social and governance (“ESG”) matters continue to evolve. New laws, regulations, policies and international accords relating to ESG matters, including sustainability, climate change, human capital and diversity, are being developed and formalized in Europe, the United States, Asia and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, acquirer, service provider or employer could be negatively impacted.

Costs and expenses resulting from compliance with environmental regulations may negatively impact our operations and financial results.

We will be subject to extensive federal, state, local and foreign environmental and safety laws and regulations concerning, among other things, emissions in the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. There is a risk of adverse environmental impact inherent in our manufacturing operations and in the transportation of our products. Future developments and more stringent environmental regulations may require us to make additional unforeseen environmental expenditures. In addition, laws and regulations may require significant expenditures for environmental protection equipment, compliance and remediation. These additional costs may adversely affect our financial results.

We expect to incur costs to comply with these laws and regulations. Federal, state, and local governments are increasingly regulating and restricting the use of certain chemicals, substances, and materials. For example, laws, regulations, or other policy initiatives might address substances found within component parts to our products, in which event we would be required to comply with such requirements.

Our business may become subject to increased government regulation.

As hydrogen and other relevant products become more broadly available commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to manufacture, distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the production, operation, installation, and servicing of our products may increase our costs and the price of our products, and noncompliance with applicable laws and regulations could subject us to investigations, sanctions, enforcement actions, fines, damages, civil and criminal penalties, or injunctions. Furthermore, certain business activities may require the Company to navigate a myriad of state- or local-level laws and regulations. If any governmental sanctions are imposed, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Risks Related to Global Gas’ Products and Services

Interruption in ordinary sources of raw material or energy supply or an inability to recover increases in energy and raw material costs from customers could result in lost sales or reduced profitability.

We expect feedstock used for hydrogen generation, such as biogas from wastewater treatment plants, landfills, renewable natural gas, and others, to be significant raw materials for our business. Additionally, we expect energy, including electricity, natural gas, and fuel for delivery trucks, to be a significant cost component of our business. A disruption in the supply of energy, components, or raw materials, whether due to market conditions, legislative or regulatory actions, public health issues, natural events, or other disruption, could prevent us from meeting any future contractual commitments and harm our business and financial results.

We may contract to pass-through cost increases in energy and raw materials to customers, but such cost pass-through results in declining margins, and cost variability can negatively impact our other operating results. For example, we may be unable to raise prices as quickly as costs rise, or competitive pressures may prevent full recovery of such costs. In addition, increases in energy or raw material costs that cannot be passed on to customers for competitive or other reasons may negatively impact our revenues and earnings. Even where costs are passed through, price increases can cause lower sales volume. Other economic factors outside of our control, including inflation and energy price fluctuations, may increase our costs and adversely affect our business.

Our ability to source parts and raw materials from our suppliers could be disrupted or delayed in our supply chain which could adversely affect our results of operations.

Our planned operations will require significant amounts of necessary parts and raw materials. If we are unable to source these parts or raw materials, our future operations may be disrupted, or we could experience a delay or halt in our business. Reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements, supplier financial condition, increases in duties and tariff costs, disruptions in transportation, an outbreak of a severe public health pandemic, such as the COVID-19 pandemic, including resurgences and the emergence of new variants of COVID-19, severe weather, or the occurrence or threat of wars or other conflicts, could have an adverse effect on our financial condition, results of operations and cash flows. For example, the Company may experience supply chain issues related to the COVID-19 pandemic, including but not limited to suppliers utilizing force majeure provisions under potential, future contracts. Furthermore, the ongoing global economic recovery from the COVID-19 pandemic has caused significant challenges for global supply chains resulting in inflationary cost pressures, component shortages, and transportation delays. We expect that these challenges could continue to have an impact on our businesses for the foreseeable future.

The production, transport, and containment of hydrogen and certain other gases as contemplated by our future projects creates risk of adverse events which may harm our business.

Our contemplated products include hydrogen and certain other gases which are inherently dangerous. In the future, if we produce, transport and store such gases, there is risk that we may negatively be affected by product safety issues, product liability, other claims, product recalls, negative publicity, or increased regulatory scrutiny of our products. Any liability for damages from malfunctions, accidents, or other events could materially adversely affect our business, financial condition, results of operations and prospects. In addition, an actual or perceived problem with hydrogen generally or our products could adversely affect the market’s perception of our products resulting in a decline in demand for our products and services, which may materially and adversely affect our business, financial condition, results of operations and prospects.

We will rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We will rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. We plan to own and operate gas generation and carbon recovery plants, which may consist of large-scale machinery combining many components. The plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, and seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

Inability to compete effectively could adversely impact our future sales and financial performance.

We face strong competition from large international competitors and many smaller regional competitors. Introduction by competitors of new technologies, competing products, or additional capacity could weaken demand for, or impact pricing of our products, negatively impacting financial results. In addition, competitors’ pricing policies could affect our future profitability or market share.

Some of our competitors are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development, and commercialization of products more quickly and effectively than we can. There are many companies engaged in all areas of traditional and alternative industrial gas generation in the United States and abroad. Additionally, established companies may decide to broaden their operations into our area of business. We believe that our business model has competitive strengths; however, if we are unable to compete in the market for our products and services, our business may be adversely affected.

Risks Related to Cybersecurity and Data Privacy

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or third parties’ cybersecurity.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we may collect, store and transmit confidential information, including, but not limited to, information related to our intellectual property and proprietary business information, personal information and other confidential information. We may outsource elements of our operations to third party vendors, who each have access to our confidential information, which increases our disclosure risk. Although we plan to implement internal security and business continuity measures, our information technology and other internal infrastructure systems may breakdown, incur damage or be interrupted by system malfunctions, natural disasters, terrorism, war or telecommunication and electrical failures, as well as by inadvertent or intentional security breaches by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure or dissemination of, or damage or unauthorized access to, our data or other assets. Such a security breach may cause loss, damage or disclosure of proprietary or confidential information, which could in turn result in significant legal and financial exposure and reputational damage that could adversely affect our business.

The costs related to significant security breaches or disruptions could be material and our insurance policies may not be adequate to compensate us for the potential losses arising from any such security breach. In addition, such insurance may not be available to us on economically reasonable terms, if at all, may not cover all claims made against us, and may have high deductibles. Furthermore, if the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Risks Related to Finance, Accounting and Tax Matters

Our actual results could differ from the estimates and assumptions used to prepare our consolidated financial statements.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses for the periods covered and certain amounts disclosed in the notes to our consolidated financial statements. These estimates are based on information available through the date of the issuance of the consolidated financial statements and actual results could differ from those estimates, which could have a material adverse impact on our financial condition, results of operations and cash flows.

We may need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when needed, our business, prospects, financial condition and operating results could be negatively affected.

The sourcing, purchasing, development, and servicing of our projects may be capital-intensive. We may determine that additional funds are necessary. This capital may be necessary to fund our future operations and to locate new opportunities. We may raise additional funds through the issuance of equity, equity related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our business, prospects, financial condition and operating results could be materially adversely affected.

Our financial results may vary significantly from quarter to quarter.

We expect our revenue and operating results to vary from quarter to quarter. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed. We may also incur additional expenses when companies are newly acquired. Payments that may be due to us from our future customers may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner.

Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this “Risk Factors” section, including the immediately preceding risk factor, and the following factors, among others:

●	variability in demand for our services and solutions;

●	timing of award or performance incentive fee notices;

●	timing of shipments and deliveries to potential future customers;

●	variable purchasing patterns under blanket purchase agreements and other indefinite delivery/ indefinite quantity contracts;

●	terms of potential future contracts which may affect the timing of revenue recognition;

●	costs related to government inquiries;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

●	strategic investments or changes in business strategy;

●	changes in the extent to which we use subcontractors;

●	potential performance errors in our systems;

●	seasonal fluctuations in our staff utilization rates;

●	changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and

●	the length of sales cycles.

Credit and counterparty risks could harm our business.

The financial condition of our customers could affect our ability to market our equipment, products and services or to collect receivables. In addition, financial difficulties faced by our customers as a result of an adverse economic event or other market factors may lead to cancellation or delay of orders. Our customers may suffer financial difficulties that make them unable to pay for a product or service when payments become due, or they may decide not to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations. We cannot be certain that, in the future, expenses or losses for uncollectible amounts will not have a material adverse effect on our net sales, earnings and cash flows.

We are a holding company and our only material asset is our interest in Holdings, and we are accordingly dependent upon distributions made by Holdings to pay dividends, taxes, and other expenses.

We are a holding company with no material assets other than our ownership of Holdings Common Units. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay dividends, taxes, and other expenses will depend on the financial results and cash flows of Holdings and its subsidiaries and the distributions we receive from Holdings. Deterioration in the financial condition, earnings or cash flow of Holdings and its subsidiaries for any reason could limit or impair Holdings’ ability to pay such distributions. Additionally, to the extent that we need funds and Holdings is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Holdings is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Subject to the discussion herein, Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Holdings Common Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Holdings. Under the terms of the Amended and Restated Limited Liability Company Agreement (the “Holdings LLCA”), Holdings is obligated to make tax distributions to holders of the Holdings Common Units (including the Company) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, some of which will be reimbursed by Holdings. We intend to cause Holdings to make ordinary distributions and tax distributions

To the extent we receive tax distributions in excess of our actual tax liabilities and retain such excess cash, the holders of the Holdings Common Units may benefit from such accumulated cash balances.

Under the terms of the Holdings LLCA, Holding is obligated to make tax distributions to the holders of Holdings Common Units (including the Company) calculated at certain assumed tax rates. Because tax distributions will be made pro rata based on ownership and due to, among other items, differences between the tax rates applicable to us and the assumed individual income tax rate used in the calculation and requirements under the applicable tax rules that Holdings’ net taxable income be allocated disproportionately to its unitholders in certain circumstances, tax distributions may significantly exceed the actual tax liability for certain holders of Holdings Common Units, including the Company.

We would be subject to potentially significant tax inefficiencies if Holdings becomes a publicly traded partnership.

If Holdings were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and Holdings might be subject to potentially significant tax inefficiencies.

Holdings intends to operate such that it does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are listed for trading on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and Holdings intends to operate such that it will qualify for one or more of such safe harbors, although there can be no assurance in this regard.

If Holdings were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and for Holdings, for example, if we are not able to file a consolidated U.S. federal income tax return with Holdings.

Increases in applicable tax rates, changes in applicable tax laws or disagreements with tax authorities can adversely affect our business, financial condition or results of operations.

We have no material assets other than our interest in Holdings, which holds, directly or indirectly, all of the operating assets of Holdings’ business. Holdings generally will not be subject to U.S. federal income tax. We are a U.S. corporation that is be subject to U.S. corporate income tax on its worldwide operations, including its share of income of Holdings. We and Holdings will also be subject to various U.S. federal, state and local taxes, in addition to taxes in other countries.

New U.S. laws and policy relating to taxes may have an adverse effect on our and Holding’s business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us and Holdings. Increases in income tax rates or other changes in income tax laws in any particular jurisdiction in which Holdings operates or is otherwise subject to tax can reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. Existing tax laws have been and could in the future be subject to significant change.

We and Holdings will be subject to reviews, examinations and audits by the Internal Revenue Service (the “IRS”) and other taxing authorities with respect to income and non-income-based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which Holdings operates, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from Holdings’ historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.

Additional Risks Relating to Ownership of Our Securities

An active market for Global Gas’ securities may not be maintained, which would adversely affect the liquidity and price of Global Gas’ securities.

The price of Global Gas’ securities may vary significantly due to factors specific to Global Gas as well as to general market or economic conditions. Furthermore, an active trading market for Global Gas’ securities may not be maintained. You may be unable to sell your securities unless a market can be maintained.

Global Gas qualifies as an “emerging growth company” within the meaning of the Securities Act of 1933 (the “Securities Act”), and it takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, which may make Global Gas common stock less attractive to investors and may make it more difficult to compare Global Gas’ performance to the performance of other public companies.

Global Gas is, an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as it continues to be an emerging growth company, Global Gas may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

●	the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;

●	the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and

●	reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.

As a result, stockholders may not have access to certain information that they may deem important. Global Gas’ status as an emerging growth company will end upon the earliest of:

●	the last day of the fiscal year in which Global Gas has at least $1.235 billion in annual revenue, as indexed for inflation by the SEC;

●	the first day of the fiscal year in which Global Gas qualifies as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the last business day of Global Gas’ last completed second fiscal quarter;

●	the date on which Global Gas has issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of Dune’s IPO.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. Global Gas may elect to take advantage of this extended transition period and as a result, its financial statements may not be comparable with similarly situated public companies.

Global Gas cannot predict if investors will find Global Gas Common Stock less attractive if it chooses to rely on any of the exemptions afforded emerging growth companies. If some investors find Global Gas Common Stock less attractive because Global Gas relies on any of these exemptions, there may be a less active trading market for Global Gas Common Stock and the market price of Global Gas Common Stock may be more volatile and may decline.

If Global Gas fails to maintain an effective system of disclosure controls and internal control over financial reporting, Global Gas’ ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in Global Gas and, as a result, the market price of Global Gas Common Stock.

As a public company, Global Gas is required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that Global Gas maintain effective disclosure controls and procedures and internal control over financial reporting. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Global Hydrogen as a privately held company. The Company continues to develop and refine its disclosure controls and other procedures that are designed to ensure that information Global Gas is required to disclose in the reports that Global Gas will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to Global Gas’ management, including Global Gas’ principal executive and financial officers.

We must continue to improve our internal control over financial reporting. Global Gas is required to make a formal assessment of the effectiveness of its internal control over financial reporting and once Global Gas ceases to be an emerging growth company, Global Gas is required to include an attestation report on internal control over financial reporting issued by Global Gas’ independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, Global Gas will be engaging in a process to document and evaluate Global Gas’ internal control over financial reporting, which is both costly and challenging. In this regard, Global Gas will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of Global Gas’ internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that Global Gas will not be able to conclude, within the prescribed time period or at all, that Global Gas’ internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, Global Gas’ testing, or the subsequent testing by Global Gas’ independent registered public accounting firm, may reveal additional deficiencies in Global Gas’ internal control over financial reporting that are deemed to be material weaknesses.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of Global Gas’ financial statements and reports, which would likely adversely affect the market price of Global Gas Common Stock. In addition, Global Gas could be subject to sanctions or investigations by Nasdaq, the SEC and other regulatory authorities.

The market price of Global Gas’ securities may fluctuate.

The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors including those discussed in this “Risk Factors” section. Many of such factors are beyond Global Gas’ control. In such circumstances, the trading price of Global Gas’ securities may not recover and may experience a further decline.

Broad market and industry factors may also materially harm the market price of Global Gas’ securities irrespective of Global Gas’ operating performance. The stock markets in general, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks and of Global Gas’ securities may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Global Gas could depress Global Gas’ share price regardless of Global Gas’ business, prospects, financial conditions, or results of operations. A decline in the market price of Global Gas’ securities also could adversely affect Global Gas’ ability to issue additional securities and Global Gas’ ability to obtain additional financing in the future.

Insiders continue to have substantial influence over Global Gas after the Closing, which could limit your ability to affect the outcome of key transactions, including a change of control.

Global Gas’ executive officers, directors and their affiliates beneficially own approximately 86.4% of Global Gas Common Stock outstanding, representing approximately 86.4% of the voting power thereof.

As a result, these stockholders, if they act together, will be able to influence Global Gas’ management and affairs and all matters requiring stockholder approval, including the election of directors, amendments of Global Gas’ organizational documents, and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of Global Gas and might affect the market price of Global Gas Common Stock. In addition, Dune Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”), has the right under the Nomination Agreement (as defined below) to nominate two directors to Global Gas’ Board. This control could have the effect of delaying or preventing a change of control of Global Gas or changes in its management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and their votes.

If securities or industry analysts either do not publish research about Global Gas or publish inaccurate or unfavorable research about Global Gas, Global Gas’ business or Global Gas’ market, or if they adversely change their recommendations regarding Global Gas Common Stock, the trading price or trading volume of Global Gas Common Stock could decline.

The trading market for Global Gas Common Stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, Global Gas’ business, Global Gas’ market, or Global Gas’ competitors. If one or more securities analysts initiate research with an unfavorable rating or downgrade Global Gas Common Stock, provide a more favorable recommendation about Global Gas’ competitors or publish inaccurate or unfavorable research about Global Gas’ business, Global Gas Common Stock price would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of Global Gas, or fail to publish reports on Global Gas regularly, Global Gas could lose visibility in the financial markets and demand for Global Gas’ securities could decrease, which in turn could cause the price and trading volume of Global Gas Common Stock to decline.

A significant portion of Global Gas’ total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of Global Gas Common Stock to decline significantly, even if Global Gas’ business is doing well.

The market price of Global Gas Common Stock could decline as a result of sales of a large number of shares of Global Gas Common Stock in the market after the Closing, or the perception that these sales could occur. Upon consummation of the Business Combination, the Sellers received 4,300,000 shares of Class B Common Stock, of which 1,600,000 shares were subsequently forfeited in March 2024 leaving an aggregate of 2,700,000 shares of Class B Common Stock outstanding, which is exchangeable for shares of Class A Common Stock on a one-for-one basis. At any time after the expiration of a lock-up to which such shares are subject, certain stockholders are entitled, under the Registration Rights Agreement, to certain rights with respect to the registration of the offer and sale of those shares under the Securities Act, including requesting Global Gas file a registration statement to register the offer and sale of their shares. Global Gas is also obligated to register certain shares of Global Gas Common Stock purchased by the Meteora Entities pursuant to the Forward Purchase Agreement and Subscription Agreement.

In addition, Global Gas intends to file a registration statement to register shares reserved for future issuance under Global Gas’ equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable vesting restrictions and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options, restricted stock unit awards, and warrants or the vesting of other equity awards granted under such plans will be available for immediate resale in the public market.

Sales of Global Gas Common Stock as restrictions end or pursuant to registration rights may make it more difficult for Global Gas to sell equity securities in the future at a time and at a price that Global Gas deems appropriate. These sales also could cause the trading price of Global Gas Common Stock to fall and make it more difficult for you to sell shares of Global Gas Common Stock at a time and price that you deem appropriate.

If the price of our Class A Common Stock remains below the exercise price of the Warrants, warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us from such exercises.

Our Warrants are exercisable at $11.50 per share. On March 25, 2024, the closing price of our Class A Common Stock was $1.44. Accordingly, the exercise prices of the Warrants on such date were greater than the current market price of our Class A Common Stock. Such Warrants are therefore unlikely to be exercised and the Company would not receive any proceeds from such exercise of the Warrants. Whether any holders of Warrants determine to exercise such Warrants, which would result in cash proceeds to the Company, will likely depend upon the market price of our Class A Common Stock at the time of any such holder’s determination.

We expect to use the net proceeds from the exercise of the Warrants for general corporate purposes. In order to fund planned operations while meeting obligations as they come due, we will need to secure additional debt or equity financing if substantial cash proceeds from the exercise of the Warrants are not received. Furthermore, to the extent that warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

Because there are no current plans to pay cash dividends on Global Gas Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Global Gas Common Stock at a price greater than what you paid for it.

Global Gas intends to retain future earnings, if any, for future operations, expansion, and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Global Gas common stock will be at the sole discretion of Global Gas’ Board. Global Gas’ Board may take into account general and economic conditions, Global Gas’ financial condition and results of operations, Global Gas’ available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by Global Gas to its stockholders or by its subsidiaries to it, and such other factors as Global Gas’ Board may deem relevant. As a result, you may not receive any return on an investment in Global Gas Common Stock unless you sell your Global Gas Common Stock for a price greater than that which you paid for it.

Global Gas stockholders may experience dilution in the future.

The percentage of shares of Global Gas Common Stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that Global Gas may grant to its directors, officers, and employees, exercise of Global Gas warrants.

The Amended and Restated Charter provides, subject to limited exceptions, that the Court of Chancery is the sole and exclusive forum for certain stockholder litigation matters, which could limit Global Gas’ stockholders’ ability to obtain a chosen judicial forum for disputes with Global Gas or its directors, officers, employees or stockholders.

The Amended and Restated Charter requires, to the fullest extent permitted by law, that derivative actions brought in Global Gas’ name, actions against directors, officers and employees for breach of fiduciary duty, actions asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, and other similar actions may be brought in the Court of Chancery or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of Global Gas’ capital stock shall be deemed to have notice of and consented to the forum provisions in the Amended and Restated Charter. In addition, the Amended and Restated Charter and Amended and Restated Bylaws of Global Gas (the “Global Gas Bylaws”) provides that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act. While the exclusive forum provision does not restrict the ability of stockholders to bring claims under the Securities Act, it may limit stockholders’ ability to bring a claim in the judicial forum that they find favorable and may increase certain litigation costs on the stockholders, which may discourage the filing of claims under the Securities Act against Global Gas, its directors and officers.

In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. Global Gas intends to enforce this provision, but it does not know whether courts in other jurisdictions will agree with this decision or enforce it.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Global Gas or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Amended and Restated Charter to be inapplicable or unenforceable in an action, Global Gas may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

Additionally, it is uncertain whether this choice of forum provision is enforceable. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In light of this uncertainty, investors bringing a claim may face certain additional risks, including increased costs and uncertainty of litigation outcomes.

Anti-takeover provisions in Global Gas’ organizational documents could delay or prevent a change of control.

Certain provisions of the Amended and Restated Charter and the Global Gas Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by Global Gas’ stockholders.

These provisions provide for, among other things:

●	the ability of Global Gas’ Board to issue one or more series of preferred stock;

●	a classified board;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at Global Gas’ annual meetings;

●	certain limitations on convening special stockholder meetings;

●	limiting the persons who may call special meetings of stockholders;

●	limiting the ability of stockholders to act by written consent; and

●	Global Gas’ Board have the express authority to make, alter or repeal the Global Gas Bylaws.

These anti-takeover provisions could make it more difficult or frustrate or prevent a third party from acquiring Global Gas, even if the third party’s offer may be considered beneficial by many of Global Gas’ stockholders. Additionally, the provisions may frustrate or prevent any attempts by Global Gas stockholders to replace or remove its current management by making it more difficult for stockholders to replace members of Global Gas’ Board, which is responsible for appointing the members of its management. As a result, Global Gas’ stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause Global Gas to take other corporate actions you desire. See “Description of Global Gas Securities”.

Claims for indemnification by Global Gas’ directors and officers may reduce Global Gas’ available funds to satisfy successful third-party claims against Global Gas and may reduce the amount of money available to Global Gas.

Global Gas’ organizational documents will provide that Global Gas will indemnify its directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, the Global Gas Bylaws and its indemnification agreements that it entered into with its directors and officers provide that:

●	Global Gas will indemnify its directors and officers for serving Global Gas in those capacities or for serving other business enterprises at its request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	Global Gas may, in its discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	Global Gas is required to advance expenses, as incurred, to its directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	Global Gas is not obligated pursuant to the Global Gas Bylaws to indemnify a person with respect to proceedings initiated by that person against Global Gas or its other indemnitees, except with respect to proceedings authorized by its board of directors or brought to enforce a right to indemnification;

●	the rights conferred in the amended and restated bylaws are not exclusive, and Global Gas is authorized to enter into indemnification agreements with its directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

●	Global Gas may not retroactively amend its bylaw provisions to reduce its indemnification obligations to directors, officers, employees and agents.

We may incur debt in the future, and our ability to satisfy our obligations thereunder remains subject to a variety of factors, many of which are not within our control.

We may seek to incur debt in the future in order to fund our exploration and operational programs, which would reduce our financial flexibility and could have a material adverse effect on our business, financial condition or results of operation.

Should we incur debt, our ability to satisfy any resulting debt obligations and to reduce our level of indebtedness will depend on future performance. General economic conditions, mineral prices, and financial, business and other factors will have an impact on our operations and future performance, and many of these factors are beyond our control. As such, we cannot assure investors that we will be able to generate sufficient cash flow to pay the interest on any debt, or that future working capital, borrowings, or equity financing will be available to pay or refinance such debt or meet future debt covenants. Factors that will affect our ability to raise cash through an offering of securities or a refinancing of any debt include financial market conditions, the value of our assets, and our performance at the time we are seeking to raise capital. We cannot assure investors that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our current borrowings or to arrange for new financing, we might be required to take measures to generate liquidity, such as selling some or all of our assets. Any such sales could have a material adverse effect on our business, operations and financial results. Moreover, failure to obtain additional financing, if required, on a timely basis, could cause us to reduce or delay our proposed operations.

We may need to raise additional capital in order to complete our programs and commence commercial operations and there is no assurance that we will be able to obtain adequate financing in the future or that such financing will be available to us on advantageous terms.

Nasdaq may delist Global Gas’ securities from trading on its exchange, which could limit investors’ ability to make transactions in Global Gas’ securities and subject Global Gas to additional trading restrictions.

Global Gas’ securities are listed on Nasdaq. However, Global Gas cannot assure you that its securities will continue to be listed on Nasdaq. In order to continue listing its securities on Nasdaq, Global Gas must maintain certain financial, distribution and stock price levels. Generally, Global Gas must maintain a minimum amount of stockholders’ equity (generally $4.0 million) and a minimum number of holders of its securities (generally 300 unrestricted, round-lot holders).

On December 22, 2023, we received a notice (the “Notice”) from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless the we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), the our securities (common stock and warrants) would be subject to suspension and delisting from Nasdaq on January 3, 2024, due to failure to satisfy the initial listing standards of The Nasdaq Capital Market upon closing of the Business Combination in accordance with Nasdaq Rule 5101-2. Specifically, we have not demonstrated compliance with the Stockholders Equity, Publicly Held Shares, Market Value of Listed Securities and Market Value of Publicly Held Shares requirements set forth in Nasdaq Rule 5505. We timely requested a hearing before the Panel, which hearing was held on March 19, 2024 and resulted in a stay of any suspension or delisting action pending the outcome of the hearing.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another approved national securities exchange, we expect that such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our public shares are “penny stocks” which will require brokers trading in our public shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with an initial business combination. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Global Gas’ public shares, units and warrants qualify as covered securities under such statute. If we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

If Nasdaq delists Global Gas’ securities from trading on its exchange and Global Gas is not able to list its securities on another national securities exchange, Global Gas expects its securities could be quoted on an over-the-counter market. If this were to occur, Global Gas could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that Global Gas Common Stock constitutes a “penny stock” which will require brokers trading in Global Gas Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Global Gas’ securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Although Global Gas will not be a “controlled company” within the meaning of the Nasdaq rules, Global Gas might become a “controlled company” in the future, and, as a result, Global Gas stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

If more than 50% of the voting power for the election of Global Gas’ directors is held by an individual, a group or another company, Global Gas will become a “controlled company” within the meaning of the Nasdaq corporate governance standards. The Sponsor and William Bennett Nance, Jr. hold approximately 86.4% of the combined voting power of Global Gas immediately following the Closing. The Sponsor and William Bennett Nance, Jr. have no agreement or arrangement to act together with respect to voting of the Global Gas common stock, and thus they have not formed a “group” for purposes of controlled company status. Although no individual, group or other company will have more than 50% of the voting power of Global Gas, the Sponsor and William Bennett Nance, Jr. may in the future decide to act as a group, and this concentration of voting power would cause Global Gas to become a “controlled company” within the meaning of the Nasdaq corporate governance standards.

As a result, if Global Gas becomes a “controlled company” within the meaning of the Nasdaq corporate governance standards, then Global Gas will not be subject to certain requirements that would otherwise require it to have, among other things: (i) a majority of its board of directors consist of “independent directors” as defined under the rules of the Nasdaq; (ii) a compensation committee that is composed entirely of directors who meet the Nasdaq independence standards for compensation committee members; and (iii) director nominations made, or recommended to the full board of directors, by its independent directors or by a nominations committee that consists entirely of independent directors.

The business strategies and management’s expectations may not prove to be reflective of actual future results.

This Annual Report contains descriptions of the business strategy and management’s expectations of Global Gas. Accordingly, such projections and forecasts should not be viewed as public guidance. These strategies and expectations are based on numerous variables and assumptions which are inherently uncertain and may be beyond the control of Global Gas and exclude, among other things, transaction-related expenses. Important factors that may affect actual results and results of Global Gas’ operations following the Business Combination, or could lead to such strategies and expectations not being achieved include, but are not limited to: customer demand for Global Gas’ products; an evolving competitive landscape; rapid technological change; margin shifts in the industry; regulatory changes; successful management and retention of key personnel; unexpected expenses; and general economic conditions. Investors are cautioned not to place undue reliance on the strategies and expectations of Global Gas, as such strategies and expectations may be materially different than actual results.

Global Gas will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and operating results.

Global Gas will face increased legal, accounting, administrative and other costs and expenses as a public company that Global Hydrogen did not incur as a private company and these expenses may increase even more after Global Gas is no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (United States) and the securities exchanges and the listing standards of Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time consuming and could require the management team of Global Gas to devote significant time and resources to such compliance. A number of those requirements require Global Gas to carry out activities Global Gas has not done previously. For example, Global Gas created new board committees, entered into new insurance policies and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Global Gas may be required to expand its staff to ensure that its workforce has the requisite experience to implement these changes.

Furthermore, if any issues in complying with those requirements are identified (for example, if management or Global Gas’ independent registered public accounting firm identifies a material weakness or significant deficiency in the internal control over financial reporting), Global Gas could incur additional costs rectifying those issues, the existence of those issues could adversely affect Global Gas’ reputation or investor perceptions of it and it may be more expensive to obtain director and officer liability insurance. Risks associated with Global Gas’ status as a public company may make it more difficult to attract and retain qualified persons to serve on the Global Gas Board or as executive officers.

In addition, as a public company, Global Gas may be subject to stockholder activism, which can lead to substantial costs, distract management and impact the manner in which Global Gas operates its business in ways Global Gas does not currently anticipate. As a result of disclosure of information in this Annual Report and in filings required of a public company, Global Gas’ business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, Global Gas’ business and results of operations could be materially adversely affected and even if the claims do not result in litigation or are resolved in Global Gas’ favor, these claims and the time and resources necessary to resolve them could divert the resources of Global Gas’ management and adversely affect its business and results of operations. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require Global Gas to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us and Global Gas.

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

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Global Gas, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We employ procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools, employee education, password encryption, frequent password change events, firewall detection systems, anti-virus software in-place and frequent backups.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program and also leverage audits by our internal audit team, tabletop exercises, penetration and vulnerability testing, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We may and are considering whether to further engage an assessor(s), consultant(s), auditor(s) or other third party(s) to supplement our processes.

To date, we have not experienced any attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. Any significant disruption to our service or access to our systems in the future could adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See “Risk Factors - Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or third parties’ cybersecurity.”

The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our management team on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

ITEM 2. PROPERTY

Our headquarters are located in New York, New York. We lease approximately 125 square feet of space at this location. We do not own any property. We believe our current facilities are adequate for our current operating needs.

ITEM 3. LEGAL PROCEEDINGS

We do not consider any claims, lawsuits, or proceedings that are currently pending against Global Gas, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition, or cash flows. From time to time, we may be subject to various claims, lawsuits, and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock and warrants are listed on Nasdaq under the symbols “HGAS” and “HGASW,” respectively.

Holders

As of December 31, 2023, there were three holders of record of our common stock and two holders of record of our warrants.

Dividends

The Company has not paid any cash dividends on the Class A Common Stock to date. The Company may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, the Company’s ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness the Company or its subsidiaries incur. The Company does not anticipate declaring any cash dividends to holders of the Class A Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited consolidated financial statements for the period from February 16, 2023 (inception) to December 31, 2023, our audited financial statements for the period from February 16, 2023 (inception) to March 31, 2023, and other information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our” and “the Company” generally refer to Global Hydrogen in in the present tense or Global Gas from and after the Business Combination.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward-looking statements may be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “shall,” “seek,” “result,” “become,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean a statement is not forward looking. Indications of, and guidance or outlook on, future earnings, dividends or financial position or performance are also forward looking statements. These forward-looking statements include, but are not limited to: (1) references with respect to the anticipated benefits of the proposed Business Combination and anticipated closing timing; (2) the anticipated capitalization and enterprise value of the combined company following the consummation of the proposed Business Combination; (3) current and future potential commercial and customer relationships; and (4) anticipated demand for New Global’s product and service offerings.

These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially, and potentially adversely, from those expressed or implied in the forward-looking statements. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Most of these factors are outside the Company’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (i)  risks relating to the uncertainty of the projected financial information with respect to Global Hydrogen; (ii) the impact of the COVID-19 pandemic on Global Hydrogen’s business and/or the ability of the parties to complete the proposed Business Combination; (iii) the inability to maintain the listing of the Company’s shares on The Nasdaq Capital Market (“Nasdaq”) following the proposed Business Combination; (iv) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of Global Hydrogen to grow and manage growth profitably, sell and expand its product and service offerings, implement its growth strategy and retain its key employees; (v) risks relating to Global Hydrogen’s operations and business, including the combined company’s ability to raise financing, hire employees, secure supplier, customer and other commercial contracts, obtain licenses and information technology and protect itself against cybersecurity risks; (vi) intense competition and competitive pressures from other companies worldwide in the industries in which the combined company will operate; (vii) litigation and the ability to adequately protect the combined company’s intellectual property rights; (viii) costs related to the Business Combination; (ix) changes in applicable laws or regulations; and (x) the possibility that Global Hydrogen may be adversely affected by other economic, business and/or competitive factors.

These forward-looking statements should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this report. Accordingly, undue reliance should not be placed upon the forward-looking statements.

The PSLRA provides a safe harbor for forward-looking statements made with respect to certain securities offerings, but excludes such protection for statements made in connection with certain other securities offerings, such as tender offers and initial public offerings. The term “initial public offering” is not defined in the PSLRA. Given the particular characteristics of mergers and business combinations completed by special purpose acquisition companies, there has been some question regarding whether such mergers and business combinations are “initial public offerings,” and therefore not subject to the protection of the PSLRA. There is currently no relevant case law on this matter, and accordingly, there can be no assurances that the safe harbor is applicable to forward-looking statements made by Dune and Global Hydrogen in connection with the Business Combination, and the protections of the safe harbor provided by the PSLRA to Dune and Global Hydrogen may not be available.

Business Overview

Global Gas Corporation is a nascent pure-play hydrogen and carbon recovery project developer and industrial gas supplier that has commenced initial operations and is building a growing project development pipeline. Potential projects are added to the project development pipeline only after Global Hydrogen has met with the potential customer, discussed the scope of the project and discussed the project’s feasibility, preliminary sizing and design. Since its inception, Global Hydrogen has worked to establish relationships in the form of channel checks with non-exclusive independent equipment suppliers and discussions with vendors, but the Company has not yet generated any revenue or reached final terms with any paying customers or suppliers. As we expand our operations, we intend to offer potential customers reliable, low-carbon and clean hydrogen, pure carbon dioxide, and other gases generated from a variety of feedstocks. We intend for our operations to include (i) the sourcing, identification, evaluation and vetting of offtake customers seeking to purchase industrial gases, (ii) the securing of local feedstocks, equipment, and utilities, (iii) the planning and management of projects and (iv) the structuring and financing of our projects. We intend to offer our customers attractive pricing as we select and secure local, often waste, feedstock, and plan to deploy established industrial gas generation, storage, compression, and dispensing technologies in our projects. On each planned project, we seek to sell multiple gas products, sourced from a single feedstock, for offtake to customers. We also intend to utilize and bring to market secondary offtake products such as oxygen. The Company was founded in 2023 by a team with over a decade of hydrogen experience and several decades of business development, mergers & acquisitions, and capital markets experience. Global Hydrogen is currently a minority-owned business and we are targeting both privately- and publicly-funded hydrogen development and selected carbon recovery projects, including projects supported by local, county, state, and national-level governments in North America, Western Europe, and Great Britain.

In selecting feedstock to generate industrial gases, we will primarily target renewable waste and will need to seek arrangements with owners of renewable waste feedstock, such as wastewater treatment plants, landfills, food waste processing facilities, and agricultural farms, to access their renewable waste feedstock. In addition to generating industrial gases from renewable waste feedstock, we plan to generate gases from non-renewable sources including pipeline natural gas. We will need to seek arrangement with owners of such non-renewable feedstock. On projects where a non-renewable, or high greenhouse gas output, energy source is used, as well as on selected other projects where such technology is required to produce clean hydrogen, we may deploy carbon recovery technology — more commonly known as carbon capture technology.

On the hydrogen side, we serve traditional industrial gas customers, and are particularly focused on plans to serve the rapidly growing hydrogen-as-energy-carrier market, comprising heavy duty hauling transportation operators such as transit bus agencies, long haul truck fleet operators, truck leasing operators, and refuse collection truck operators, many of whom are considering deploying hydrogen fuel cell powertrain vehicles to decarbonize their fleets which currently runs almost exclusively on diesel. On the carbon dioxide side, we target both traditional industrial users of the gas, including food & beverage grade users such as brewers and beverage bottlers requiring carbonation, as well as emerging users such as the producers of green building materials.

Our growth strategy is based on developing our ability to place modular generation, recovery, storage, and dispensing solutions in closer geographic proximity to our end customers — onsite in many cases — and our ability to produce and sell multiple outputs from a single feedstock input. We hope that these plans, if successfully carried out, will allow us to produce clean hydrogen and carbon dioxide at a net cost normally seen only in larger scale plants and which supports competitive market prices for our end products. Additionally, governments at all levels in North America and Western Europe have and are deploying substantial incentives to mitigate the impact of climate change and to decarbonize their economies. We believe we are well-placed to benefit as a developer of projects eligible for several of these incentives, such as the hydrogen tax production credits and the investment tax credits made available in the United States through the recently enacted Inflation Reduction Act of 2022.

Global Gas has not yet generated any revenue and anticipates generating revenue from the sale of systems and equipment to customers in 2023 or 2024. Global Hydrogen management actively reviews its project development pipeline and activity with potential customers. Potential projects are added to the project development pipeline only after Global Hydrogen has met with the potential customer, discussed the scope of the project and discussed the project’s feasibility, preliminary sizing and design. Management has determined that its projections are reasonable based on its review and status of its potential projects. Global Hydrogen has not yet successfully closed on any project, and recently Global Hydrogen’s projections were revised to reflect the loss of an originally-forecast systems and equipment project which was expected to close in the third quarter of 2023.

Global Gas was organized as a Delaware limited liability company in February 2023. Global Hydrogen is headquartered in New York, New York and its corporate website is globalhydrogen.co. Global Hydrogen’s website and the information contained on, or that can be accessed through, such website is not deemed to be incorporated by reference in, and is not considered part of, this proxy statement.

While Global Hydrogen does not have significant past operating history, Global Hydrogen’s management is aware that the future operating results and future financial condition of Global Hydrogen may be different than our past operating results and financial condition. Major factors that will have a material impact on future financial results and condition include whether Global Hydrogen will be able to sign contracts with customers and suppliers necessary to undertake the business plan. Even if such contracts are signed, our business plan is complex and there are many factors which could impact our operating results and financial condition including delays in projects, volatility in the price of our raw materials and products, and volatility in the demand for our services and products. For more information please see the section entitled “Risk Factors — Risks Related to Global Hydrogen.”

Recent Developments

Recent events impacting our business are as follows:

Business Combination:    On May 14, 2023, the Company, entered into a Unit Purchase Agreement (the “Purchase Agreement”), by and among Global Gas Holdings LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Dune (“Holdings”), Dune Acquisition Corporation, a Delaware corporation (“Dune”).

In accordance with the terms and subject to the conditions of the Purchase Agreement, at the closing of the Business Combination (the “Closing”), (a) Dune will contribute to Holdings all of its assets (excluding its interests in Holdings and the aggregate amount of cash proceeds required to satisfy any redemptions by Dune’s public stockholders (“Dune Stockholder Redemptions”)), and in exchange therefore, Holdings will issue to Dune a number of common equity units of Holdings (“Holdings Common Units”) which will equal the number of total shares of Dune’s Class A common stock, par value $0.0001 per share (“Dune Class A Common Stock”), issued and outstanding immediately after the Closing (taking into account any equity financing agreements entered into by Dune between the signing date of the Purchase Agreement and the Closing and giving effect to all Dune Stockholder Redemptions) (such transactions, the “SPAC Contribution”) and (b) immediately after the SPAC Contribution, the members of the Company will transfer, convey, assign and deliver all of the limited liability company equity interests of the Company (“Company Units”) to Holdings in exchange for shares of Dune’s Class B voting non-economic common stock, par value $0.0001 per share (“Dune Class B Common Stock” and, together with Dune Class A Common Stock, “Dune Common Stock”), and Holdings Common Units (together with the SPAC Contribution, the “Combination Transactions”), as a result of which, (i) each issued and outstanding Company Unit immediately prior to the Combination Transactions will be held by Holdings, (ii) each Seller will receive an aggregate number of Holdings Common Units and shares of Dune Class B Common Stock equal to the number of Company Units held by such Seller, multiplied by the Company Exchange Ratio (as defined below), and (iii) Dune will change its name to Global Gas Corporation (“New Global Hydrogen”) and New Global Hydrogen will be the publicly traded reporting company in an “Up-C” Structure (clauses (i) through (iii) collectively, and together with the Combination Transactions and the other transactions contemplated by the Purchase Agreement, being referred to collectively hereafter as the “Transactions”).

The Purchase Agreement may be terminated under certain limited circumstances prior to the Closing, including, among others, (i) by mutual written consent of Dune and the Company, (ii) by either Dune or the Company if there is in effect any law or final, non-appealable order, judgment, injunction, decree, writ, ruling, stipulation, determination or award issued, promulgated, made, rendered or entered into by any court or other tribunal of competent jurisdiction that permanently restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Business Combination, (iii) by either Dune or the Company if the Closing has not occurred by 11:59 p.m., Eastern Time, on December 31, 2024, (iv) by either Dune or the Company if certain approvals of Dune’s stockholders are not obtained, (v) by Dune if the Company has breached or failed to perform any of its representations, warranties, covenants or other agreements under the Purchase Agreement, which breach or failure to perform (A) would result in the failure to satisfy the representations and warranties and covenant bring-down conditions to Dune’s obligation to close and (B) is not capable of being cured or cannot be cured during the applicable cure period and (vi) by the Company if Dune has breached or failed to perform any of its representations, warranties, covenants or other agreements under the Purchase Agreement, which breach or failure to perform (A) would result in the failure to satisfy the representations and warranties and covenant bring-down conditions to the Company’s obligation to close and (B) is not capable of being cured or cannot be cured during the applicable cure period. In the event the Purchase Agreement is terminated as a result of clause (iii) above (unless at or prior to the time of such termination, there has been a Change in Recommendation (as defined in the Purchase Agreement)) or as a result of clause (v) above, the Company shall pay to Dune, within five (5) business days of the termination date, a termination fee of $7,500,000 (the “Termination Fee”), which shall be (i) payable in cash or (ii) by transfer of 50% of the fully diluted equity of the Company, free and clear of all Liens (as defined in the Purchase Agreement). The members of the Company provide a guaranty to Dune, on a joint and several basis, of the due and punctual payment of the Termination Fee.

On December 21, 2023 (the “Closing “), the Business Combination was consummated. In connection with the closing of such Business Combination, the Company changed its name to Global Gas Corporation, and on December 22, 2023, the Company’s Class A Common Stock (as defined below) and warrants began trading on The Nasdaq Capital Market (“Nasdaq”) under the new trading symbols of “HGAS” and “HGASW,” respectively.

In accordance with the terms and subject to the conditions of the Purchase Agreement and the other transactions contemplated thereby (the “Business Combination”), at the closing of the Business Combination on December 21, 2023, (a) Dune contributed to Holdings all of its assets (excluding its interests in Holdings and the aggregate amount of cash proceeds required to satisfy redemptions by Dune’s public stockholders (“Stockholder Redemptions”)), and in exchange therefore, Holdings issued to Dune a number of common equity units of Holdings (“Holdings Common Units”) which equal the number of total shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), of Dune issued and outstanding immediately after the Closing (giving effect to all Stockholder Redemptions) (such transactions, the “SPAC Contribution”) and (b) immediately after the SPAC Contribution, the Sellers transferred, conveyed, assigned and delivered all of the limited liability company equity interests of Global Hydrogen (“Global Hydrogen Units”) to Holdings in exchange for shares of Class B voting non-economic common stock, par value $0.0001 per share (“Class B Common Stock”), of Dune and Holdings Common Units (together with the SPAC Contribution, the “Combination Transactions”), as a result of which, (i) each issued and outstanding Global Hydrogen Unit immediately prior to the Combination Transactions is now held by Holdings, (ii) each Seller received an aggregate number of Holdings Common Units and shares of Class B Common Stock, in each case, equal to the number of Global Hydrogen Units held by such Seller, multiplied by the applicable exchange ratio, and (iii) Dune changed its name to Global Gas Corporation and the Company became the publicly traded reporting company. The effective time of the Business Combination on the Closing Date is referred to as the “Effective Time.”

 The Business Combination was accomplished through what is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies undertaking an initial public offering. The “Up-C” structure allowed the Sellers, who became equity holders of Holdings upon the consummation of the Combination Transactions, to retain their equity ownership in Holdings, an entity that is classified as a partnership for United States federal income tax purposes, in the form of Holdings Common Units after the Closing, and provides potential future tax benefits for both the Company and Holdings’ equity holders (other than the Company) after the Closing when they ultimately exchange their Holdings Common Units.

 In accordance with the terms and subject to the conditions of the Purchase Agreement, at the Closing, the issued and outstanding Global Hydrogen Units of each Seller were transferred, conveyed, assigned and delivered in exchange for (i) a number of shares of Class B Common Stock equal to the product of (x) the number of Global Hydrogen Units held by such Seller and (y) the exchange ratio determined by dividing (A) the quotient of $43,000,000 divided by the number of Global Hydrogen Units issued and outstanding immediately prior to the Closing by (B) $10.00 per share and (ii) a number of Holdings Common Units equal to the number of shares of Class B Common Stock received by such Seller pursuant to clause (i) hereof.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, although Dune acquired all of the outstanding equity interests of Global Hydrogen in the Business Combination, Dune was treated as the “acquired” company and Global Hydrogen was treated as the accounting acquirer for financial statement reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Global Hydrogen issuing stock for the net assets of Dune, accompanied by a recapitalization. The net assets of Dune were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Global Hydrogen.

On March 4, 2024, Global Hydrogen entered into an employment agreement amendment (the “Employment Agreement Amendment”) with William Bennet Nance, Jr. Pursuant to the Employment Agreement Amendment, Mr. Nance’s compensation was restructured to entitle him to contingent payments (“Gross Profit Payments”) equal to 15% of the Gross Profit (as defined in the Employment Agreement Amendment) of the Company, determined in accordance with U.S. generally accepted accounting principles, up to a maximum amount of $250,000 on an annualized basis, less applicable taxes and withholdings, in lieu of the base salary he had previously been entitled to. The Employment Agreement Amendment also made conforming changes to Mr. Nance’s employment agreement, such that (i) the change in his compensation structure effected by the Employment Agreement Amendment shall not constitute “good reason” for Mr. Nance to terminate his employment with Global Hydrogen, other subsidiaries of the Company or the Company itself, and (ii) if Mr. Nance’s employment is terminated by him for good reason, or by the Company without cause (and not due to death or disability), Mr. Nance shall be entitled to consideration updated to include any earned but unpaid Gross Profit Payments through the date of termination. The Employment Agreement Amendment also shortened the restricted period during which certain non-competition and non-solicitation provisions of Mr. Nance’s original employment agreement shall remain in effect.

Also on March 4, 2024, the Company entered into Forfeiture Agreements” with certain holders of the Company’s Class B common stock, including Mr. Nance. Pursuant to the Forfeiture Agreements, such holders forfeited an aggregate of 1,600,000 Forfeited Shares in exchange for consideration previously received. After the forfeitures of the Forfeited Shares pursuant to the Forfeiture Agreements, such holders continue to hold an aggregate of 2,700,000 shares of the Company’s Class B common stock.

Results of Operations

As of December 31, 2023, the Company has not generated any revenue. As of December 31, 2023, the Company’s expenses have been related to initial operations and efforts to source materials for future projects and to undertake conversations with potential customers.

The following table summarizes our financial results for the period from February 16, 2023 (inception) to December 31, 2023 (in dollars):

For the period from February 16, 2023 (inception) to December 31, 2023
Costs and expenses:
General and administrative	$408,453
Start up costs	574
Total costs and expenses	409,027
Operating loss	(409,027)

Other income:
Interest income	1,051
Change in fair value of derivative warrants liabilities	107,800
Loss before income taxes	(300,176)
Income tax expense	-
Net loss	$(300,176)

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity have been cash flows from contributions from founders. As of December 31, 2023, the Company had an aggregate cash balance of $62,362 and a net working capital deficit of $303,470.

The Company intends to operate with its current cash on hand. In the future, the Company may borrow money and sell equity to finance its operations. As the Company has a limited operating history, its liquidity and capital resources may change substantially from past results.

The Company’s future capital requirements will depend on many factors, including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity raises. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flows for the period from February 16, 2023 (inception) to December 31, 2023.

The following table summarizes cash flows from operating, investing and financing activities for the period from February 16, 2023 (inception) to December 31, 2023:

For the period from February 16, 2023 to December 31, 2023
Net cash used in operating activities	(160,162)
Net cash used in investing activities	(1,120,000)
Net cash provided by financing activities	1,342,524

Critical Accounting Estimates

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with GAAP, expressed in U.S. dollars. References to GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates included in these financial statements are the determination of the fair value of the warrant liabilities and marketable securities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash

The Company’s cash is held in an operating bank account which is subject to an insignificant risk of changes in value. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $62,362 in cash as of December 31, 2023. The Company had no cash equivalent at December 31, 2023.

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

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration (“Earnout liabilities”) is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

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

New Accounting Pronouncements

Recently Issued Accounting Standards

The Company is expected to be an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of the Company’s consolidated financial statements to those of other public companies more difficult.

Intellectual Property

Global Hydrogen does not currently hold material intellectual property beyond certain logos and domain names assigned to the Company by William Bennett Nance, Jr.

Government Regulation

Global Hydrogen plans to own and operate hydrogen generation plants and to sell the resulting industrial gas. In many jurisdictions, hydrogen, oxygen, and other gases we will produce and sell, may be classified as fuel or controlled substances, and as such we may be required to obtain relevant licensing to produce, store, and sell such substances. We intend to acquire such licenses on a project by project and jurisdiction by jurisdiction basis.

Some of these gas generation plants we build or own may be in jurisdictions where CO2 emissions are subject to government regulation. When we produce hydrogen thermochemically, we will typically deploy carbon recovery systems to significantly reduce — below relevant jurisdictional limits — or eliminate the CO2 emissions which otherwise would be released to the atmosphere.

The construction of facilities that produce hydrogen will require compliance with government regulation, including local zoning and permitting requirements, such requirements will depend on the jurisdiction of each project.

The distribution of hydrogen, carbon dioxide, and oxygen will require compliance with certain regulatory federal and state regimes and will depend on the relevant jurisdictions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Inherent Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because of certain material weaknesses in our internal control over financial reporting, as further described below.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, (i) no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) nor “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; (ii) the Company did not adopt or terminate any Rule 10b5-1 trading arrangement; and (iii) there was no information that was required to be disclosed on Form 8-K during such quarter but was not.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
William Bennett Nance, Jr.	47	Chief Executive Officer and Director — Class I
Carter Glatt	30	Chairman and Director — Class III
Jeron Smith	38	Director — Class III
Michael Castaldy	45	Director — Class II
Ben Coates	52	Director — Class II
Shachi Shah	55	Chief Operating Officer and Chief Financial Officer

Board of Directors

William Bennett Nance, Jr.    William Bennett Nance, Jr. serves as Chief Executive Officer and as a Class I Director. Mr. Nance also currently serves as Founder and Chief Executive Officer of Global Hydrogen. Mr. Nance also served on Dune’s board of directors from December 2020 until the Closing Date. Before that, Mr. Nance served as the Chief Financial Officer as well as Senior Vice President of Business Development at U.S. Real Estate Market Holdings, Inc., a capital markets technology firm, from 2019 to 2022. From 2012 to 2019, Mr. Nance was a vice president at First Data Corporation (acquired by Fiserv, Inc. (Nasdaq: FISV)), where he was a senior member within the business development organization and, from 2016, led the group responsible for the firm’s venture capital investments and served on several private company boards. Before that, Mr. Nance held senior-level finance, business development, analytics, and general management roles at Patch Media Corporation (acquired by AOL, Inc.). Earlier in his career, Mr. Nance was an associate in the investment banking division at Lehman Brothers and prior to that, he helped establish the New York office of Mainspring, Inc. (acquired by International Business Machines Corporation (NYSE: IBM)). He began his career as a business analyst at Deloitte Consulting, the management consulting division of Deloitte Touche Tohmatsu Limited. Mr. Nance holds an A.B. degree in History from Princeton University and an M.B.A. from the Harvard Business School. Mr. Nance’s qualifications to serve on our Board include his investment, venture capital, financial and business strategy expertise.

Carter Glatt.    Carter Glatt serves as Chairman and as a Class III Director. Mr. Glatt served as Dune’s Chief Executive Officer and Director from June 2020 until the Closing Date. He most recently from 2018 to 2020 served as the Head of Corporate Development and Senior Vice President of GTY Technology Holdings Inc., or GTY (Nasdaq: GTYH), a SaaS company that offers a cloud-based suite of solutions for the public sector which was formerly a SPAC founded by the former chairmen of EMC Corporation, VMware, Inc. and Accenture PLC. In such role, Mr. Glatt oversaw or was directly involved in all M&A, joint venture, capital raising, investor relations and strategic alternatives efforts for GTY. Mr. Glatt also previously served as Chief Investment Officer and Managing Partner of delta2 Capital, a SPAC-focused investment fund. Mr. Glatt’s SPAC expertise and operational leadership is complemented by his background in investment banking. He began his career at Barclays (NYSE: BCS) covering the financial technology, consumer retail and healthcare industries before becoming a private equity investor. Mr. Glatt holds a BA with Honors from Dartmouth College. Mr. Glatt’s qualifications to serve on the board include his expertise in SPACs, deal sourcing, M&A structuring, and capital raising.

Jeron Smith.    Jeron Smith serves as a Class III Director. Mr. Smith served on Dune’s board of directors from December 2020 until the Closing Date. Mr. Smith founded Unanimous Media with business partner Stephen Curry of the Golden State Warriors. Unanimous develops and produces television, film and digital content. Unanimous launched in April 2018 in partnership with Sony Pictures Entertainment. In 2021, Mr. Smith partnered with Michael Jordan and his son, Jeffrey Michael Jordan, to found Heir Inc., an entertainment and tech venture geared towards athletes. In conjunction with Sony Pictures Entertainment, Mr. Smith is also a founder of The Incubation Lab, a culture-forward media incubator founded in 2019. Mr. Smith is a seasoned leader in brand management, helping spearhead the launch of Stephen Curry 30 Inc., as Chief Marketing Officer, and overseeing Mr. Curry’s holistic brand strategy and partnership portfolio. In his role at Stephen Curry 30 Inc., Mr. Smith developed an industry-leading benchmark formula for player marketing and engineered various prominent partnership deals. Prior to teaming up with Mr. Curry, Mr. Smith worked at the White House Office of Digital Strategy under President Barack Obama from 2015 to 2017, where he developed and implemented a comprehensive digital strategy for the Executive Office of the President including digital content, media partners, whitehouse.gov, as well as @whitehouse and @POTUS social media channels for specific policy initiatives. Before joining the White House, Mr. Smith served as a Brand Marketing Strategic Lead across several categories and territories at Nike Inc. While there, Mr. Smith leveraged the integrated marketing mix to launch and lead disruptive marketing campaigns. In 2015, Mr. Smith was recognized on Forbes’ 30 under 30 list for Marketing and Advertising and the Ad Age 40 Under 40 list, and his expertise in digital marketing is highlighted through his published research in the International Journal of Mobile Marketing. Mr. Smith holds a B.A. in Business Administration from Howard University, and Master’s degrees from Georgetown University and Columbia University. Mr. Smith’s qualifications to serve on our Board include his deal structuring, operational and marketing expertise.

Michael Castaldy.    Michael Castaldy serves as a Class II Director. Mr. Castaldy served as Dune’s Chief Financial Officer and Director from June 2020 until the Closing Date. He has over twenty-five years of experience as a portfolio manager and currently serves as the Co-Founder and Managing Partner of Diverse Partners, LP, a multi-strategy hedge fund, founded in 2014, that engages in a broad array of investment activities, including SPAC investing, private transactions and quantitative volatility trading. Through Diverse Partners, LP, Mr. Castaldy structured numerous SPAC IPOs and business combinations as well as led venture rounds for SaaS and health technology companies. Prior to co-founding Diverse Partners, LP, Mr. Castaldy was a proprietary trader at ECHOtrade, LLC trading U.S. equities and options. Prior to his time at ECHOtrade, LLC, Mr. Castaldy was the Senior Market Strategist at CAM Asset Management, LLC. From 2019 to 2020, Mr. Castaldy also served as the Chief Financial Officer of Curant, a software startup that has built a mobile platform to enhance service, payment, and promotions across various sectors. Mr. Castaldy attended the United States Military Academy at West Point, Hofstra University, and Quantic School of Business and Technology. He has post-graduate certificates in data science and machine learning. Mr. Castaldy’s qualifications to serve on our Board include his investment, capital markets and management expertise.

Ben Coates.    Ben Coates serves as a Class II Director. Mr. Coates is an experienced global business manager and turnaround chief executive officer. From August 2021 to April 2023, Mr. Coates was a board member of F45 Training Holdings Inc. (“F45”) (NYSE: FXLV), where he served as a member of F45’s Audit Committee until July 2022, when the board of F45 appointed Mr. Coates as Interim Chief Executive Officer following an unexpected change in management. He relocated to the United States from the United Kingdom for a period of nine months to April 2023. During this time, Mr. Coates oversaw a reduction in force by 50% and the replacement of the Chief Financial Officer, the Chairman and several members of the senior management team at F45. As well as restructuring F45’s management, he also reset F45’s business strategy to position the company for sustainable growth, and successfully completed a recapitalization of F45’s business and refinancing of its debt facilities. F45 operates over 2,000 fitness studios in over 60 countries and is regularly recognized as one of the world’s fastest growing franchises. Mr. Coates is currently a Director of Coolgardie Investments, a private investment company that he founded in 2006. Mr. Coates has actively worked with companies affiliated with Coolgardie since 2014 including as a partner with Prime Production, a global translation company based in the United Kingdom, a Director with National Civil Group, an Australian civil contracting business, and Glen Eden Pastoral, an Australian rural business, where he currently serves as a Director. From 2007 to 2014, Mr. Coates held various roles at National Australia Bank (“NAB”) at both the Australia and United Kingdom offices. From 2010 to 2014, Mr. Coates served as Director of Strategy for NAB Europe Ltd., where he was responsible for strategy and implementation of compliance programs designed to ensure NAB Europe Ltd. operated in accordance with updated United Kingdom banking and finance legislation. From 2007 to 2010, he served as an Executive Director at NAB Private Wealth, where he was responsible for origination and distribution of structured investments products across the group. Prior to joining NAB, Mr. Coates spent several years as General Manager, Funds Management at Hanover Group, where he was responsible for developing and managing the retail and wholesale fund raising activities as well as chairing the compliance and risk management committee. Mr. Coates commenced his tertiary education studying Civil Engineering at the University of Sydney before completing his Master of Applied Finance at Macquarie University and his Diploma of Financial Planning at Deakin University. Mr. Coates’ qualifications to serve on our Board include his breadth of financial and public company management experience, including as a Director and Interim Chief Executive Officer of F45, an investor and founder of Coolgardie Investments and from prior roles with National Australia Bank.

Director Independence

Each of the directors on the Global Gas Board, other than William Bennett Nance, Jr., qualifies as an independent director as defined under the Nasdaq listing rules. As such, the Global Gas Board consists of a majority of independent directors, as defined under the rules of the SEC and Nasdaq relating to director independence. In addition, Global Gas is subject to the rules of the SEC and the Nasdaq listing rules relating to the membership, qualifications and operations of the audit committee, as discussed below.

Committees of Global Gas’ Board

Effective upon the consummation of the Business Combination, the Global Gas Board reconstituted the membership of Dune’s standing committees, which are each governed by the Amended and Restated Charter and which comply with the applicable requirements of current Nasdaq listing rules. Global Gas intends to comply with future requirements to the extent they will be applicable to Global Gas. Copies of the amended and restated charters for each committee are available on the investor relations portion of Global Gas’ website. Global Gas’ Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Global Gas’ audit committee consists of Michael Castaldy, Ben Coates and Jeron Smith. Each of the members of the Global Gas audit committee satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the Global Gas audit committee is able to read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. The Global Gas Board has appointed Michael Castaldy as Chair and he is designated as an “audit committee financial expert” within the meaning of SEC regulations.

The primary purpose of the Global Gas audit committee is to discharge the responsibilities of the Global Gas Board with respect to corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee Global Gas’ independent registered public accounting firm. Specific responsibilities of Global Gas’ audit committee include:

●	helping the Global Gas’ Board oversee Global Gas’ corporate accounting and financial reporting processes;

●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit Global Gas’ financial statements;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, Global Gas’ interim and year-end operating results;

●	overseeing the procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing related person transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes Global Gas’ internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and

●	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Global Gas’ audit committee operates under an amended and restated written charter that satisfies the applicable listing standards of Nasdaq.

Compensation Committee

Global Gas’ compensation committee consists of Carter Glatt, Michael Castaldy and Jeron Smith. The Global Gas Board has appointed Carter Glatt as Chair. Each member of the Global Gas compensation committee is an independent director under the listing standards of Nasdaq, and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of Global Gas’ compensation committee is to discharge the responsibilities of the Global Gas Board in overseeing compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of Global Gas’ compensation committee include:

●	reviewing and recommending to the Global Gas Board the compensation of Global Gas’ chief executive officer and other executive officers;

●	reviewing and recommending to the Global Gas Board the compensation of Global Gas’ directors;

●	administering Global Gas’ equity incentive plans and other benefit programs;

●	reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for Global Gas’ executive officers and other senior management; and

●	reviewing and establishing general policies relating to compensation and benefits of Global Gas’ employees, including Global Gas’ overall compensation philosophy.

Global Gas’ compensation committee operates under an amended and restated written charter that satisfies the applicable listing standards of Nasdaq.

Nominating and Governance Committee

Global Gas’ nominating and governance committee consists of Ben Coates, Carter Glatt and Jeron Smith. The Global Gas Board has appointed Ben Coates as Chair of the nominating and governance committee.

Specific responsibilities of Global Gas’ nominating and governance committee include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on Global Gas’ Board;

●	considering and making recommendations to Global Gas’ Board regarding the composition and chairmanship of the committees of Global Gas’ Board;

●	developing and making recommendations to Global Gas’ Board regarding corporate governance guidelines and matters; and

●	overseeing periodic evaluations of the Board’s performance, including committees of the Board.

Global Gas’ nominating and governance committee operates under an amended and restated written charter that satisfies the applicable listing standards of Nasdaq.

Executive Officers

William Bennett Nance, Jr., Chief Executive Officer (see biographical information under “Board of Directors” above).

Shachi Shah. Shachi Shah has served as Chief Operating Officer and Chief Financial Officer of Global Gas since 2023. From 2019 to 2021, Ms. Shah served as Executive Vice President and Chief Financial Officer of U.S. Real Estate Market Holdings, a capital markets technology company, and from 2021 to 2023, she served as Chief Operating Officer of the same firm. From 2016 to 2019, Ms. Shah was Chief Operating Officer of Urbanr, a real estate technology company. Ms. Shah was the Co-Head of Client Service Research at Bridgewater Associates from 2014 to 2016. She was the Managing Director, Global Head of Funds and Advisory at Barclays, a leading, multi-asset investment management specialist servicing a broad range of institutional clients, from 2005 to 2013. Under her leadership, Barclays’ Funds and Advisory business grew to manage total global assets of over $28 billion and had an award-winning reputation for multi-asset capabilities, customized solutions and inflation/commodity expertise. Ms. Shah was named Women of Achievement in Financial Service by Women in the City in October 2012, Asset Management CEO of the Year at the Global Investor/ISF Investment Excellence Awards in June 2012 and was voted as one of the top 50 most influential people in pensions by Pensions Insight in January 2012. In prior roles at Deutsche Bank, Merrill Lynch and Credit Suisse, she led the development of innovative solutions and next generation financial products, including the highly acclaimed Dynamic range of fixed income funds and the Sovereign Plus and Stability Plus funds, among the first commodity strategies in the market. Ms. Shah has more than 20 years of experience in the financial services industry. She began her career as a lawyer and held both the NY State Bar and UK licenses to practice law prior to moving full time into financial product development and investment management.

Delinquent Section 16(a) Reports

On December 8, 2023, Sponsor filed a Form 4 for a transaction that occurred September 20, 2023. We are not aware of any other required Section 16 reports that were filed late or not filed during the year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

Global Gas is considered an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, Global Gas is required to provide tabular disclosure of summary compensation and outstanding equity awards at fiscal year end, as well as limited narrative disclosures. In general, this disclosure is required for each individual who served as principal executive officer during the year and the company’s two most highly compensated executive officers other than the principal executive officer whose total compensation for the applicable year exceeded $100,000 and who were serving as executive officers as of the applicable year end.

Summary Compensation Table

The following table presents summary information regarding the total compensation paid by Global Gas for the years ended December 31, 2023 and 2022, for the named executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
William Nance	2023	43,750	-	-	-	-	43,750
Chief Executive Officer	2022	-	-	-	-	-	-

Shachi Shah	2023	-	-	-	-	-	-
Chief Financial Officer	2022	-	-	-	-	-	-

As of December 31, 2023, neither Mr. Nance nor Ms. Shah held any outstanding equity awards with respect to the securities of Global Gas and Ms. Shah was not subject to an employment agreement with Global Gas.

Employment Agreement with Mr. Nance

Global Hydrogen has entered into an employment agreement, as amended, with Mr. Nance (the “Nance Employment Agreement”) which became effective at Closing. Under the terms of the Nance Employment Agreement, Mr. Nance holds the position of Chief Executive Officer and is entitled to Gross Profit Payments equal to 15% of the Gross Profit (as defined in the Nance Employment Agreement) of the Company, determined in accordance with U.S. generally accepted accounting principles, up to a maximum amount of $250,000 on an annualized basis, less applicable taxes and withholdings. In addition to the base salary, beginning in 2024, Mr. Nance is eligible to earn a bonus of up to $100,000, with any payout subject to the achievement of performance goals related to free cash flow and capital expenditures established by our Board and Mr. Nance’s continuous employment through the last day of the year to which the bonus relates. While employed pursuant to the Nance Employment Agreement, Mr. Nance is eligible to receive awards pursuant to the Global Gas Corporation 2023 Long Term Incentive Plan. Beginning in 2024, Mr. Nance is eligible to receive awards with respect to up to 20,000 shares, which vest on March 31st following the year in which the awards are granted based upon the achievement of performance goals related to free cash flow established by our Board and Mr. Nance’s continuous employment through the applicable vesting date of such awards. The Nance Employment Agreement will continue until December 31, 2026, unless terminated or not renewed. The Nance Employment Agreement includes an automatic renewable mechanism for additional 12-month terms unless either party provides written notice of non-renewal.

Global Hydrogen may terminate Mr. Nance’s employment with or without Cause (as that term is defined in the Nance Employment Agreement). Upon termination of Mr. Nance’s employment without Cause, his resignation for Good Reason (as that term is defined in the Nance Employment Agreement), or due to the Company’s issuance of a notice of non-renewal, Mr. Nance will receive all earned but unpaid Gross Profit Payments through the date o termination and any earned but unpaid annual bonus payable to Mr. Nance for the years preceding the year in which the date of termination occurs, if any. Additionally, any unvested equity-based awards subject to time-base vesting granted under the Equity Plan (as defined in the Nance Employment Agreement) as of immediately prior to the date of termination will immediately vest in full, subject to Mr. Nance’s execution and non-revocation of a release (the “Accelerated Vesting”).

Further, if Mr. Nance’s employment is terminated by the Company without Cause, by Mr. Nance for Good Reason, due to the Company’s issuance of a notice of non-renewal or in the event of Mr. Nance’s death or disability, Mr. Nance would receive COBRA benefits which would allow Mr. Nance (or his eligible dependents, in the event of his death) to elect to continue to participate in a Company group health plan and receive reimbursement of such expenses resulting in expense similar to similarly situated employed executives in the Company, for up to 12 months. In addition, in the event of Mr. Nance’s death or disability, he would also be entitled to receive the Accelerated Vesting.

The Nance Employment Agreement does not contain a tax gross-up provisions with respect to excise taxes under Sections 280G and 4999 of the Code. The Nance Employment Agreement contain a “best net benefit” provision which provides that the Company’s payments to Mr. Nance can be reduced to the extent that no portion of the reduced payments will be subject to such excise tax, but only if Mr. Nance’s net after-tax benefit is greater than his net after-tax benefit would have been if such reduction were not made and Mr. Nance paid the applicable excise tax.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report by:

●	each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company’s common stock;

●	each current executive officer and director of the Company; and

●	all current executive officers and directors of the Company, as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days.

The beneficial ownership percentages set forth in the table below are based on 8,128,526 shares of the Company’s Class A Common Stock and Class B Common Stock issued and outstanding as of March 29, 2024.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Name of Beneficial Owners(1)	Number of Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Class A Common Stock	Number of Shares of Class B Common Stock Beneficially Owned	Percentage of Outstanding Class B Common Stock	Percentage of Total Voting Power
5% Stockholders:
Dune Acquisition Holdings LLC(2)	9,162,500	89.1%	-	-%	62.9%
William Bennett Nance, Jr.	-	-%	2,000,000	80.0%	35.4%
Entities affiliated with Meteora Capital, LLC(3)	939,614	17.3%	-	-%	9.7%
Sergio Martinez	-	-%	350,000	10.0%	4.4%
Barbara Guay Martinez	-	-%	350,000	10.0%	4.4%
Linden Capital L.P.(4)	358,080	6.2%	-	-%
Executive Officers and Directors:
Carter Glatt(2)	9,162,500	89.1%	-	-%	62.9%
Michael Castaldy	-	-%	-	-%	-%
William Bennett Nance, Jr.	-	-%	2,000,000	80.0%	35.4%
Jeron Smith	-	-%	-	-%	-%
Ben Coates	-	-%	-	-%	-%
Shachi Shah	-	-%	-	-%	-%
All Directors and Executive Officers as a group (6 individuals)	9,162,500	89.1%	2,000,000	80.0%	86.4%

(1)	Unless otherwise noted, the business address of each of these stockholders is c/o Global Gas Corporation, 99 Wall Street, Suite 436, New York, New York 10005.

(2)	Includes 4,850,000 shares of Class A Common Stock which can be acquired by Dune Acquisition Holdings LLC upon the exercise of private warrants. Dune Acquisition Holdings LLC is the record holder of the shares reported herein. Carter Glatt, Michael Castaldy, Jeron Smith, Cecil White III and Shachi Shah are among the members of Dune Acquisition Holdings LLC and Mr. Glatt is the manager of Dune Acquisition Holdings LLC. Mr. Glatt has voting and investment discretion with respect to the common stock held of record by Dune Acquisition Holdings LLC. Each of Michael Castaldy, Jeron Smith, Cecil White III and Shachi Shah disclaims any beneficial ownership of any shares held by Dune Acquisition Holdings LLC.

(3)	Includes (i) 374,604 shares of common stock held directly by Meteora Select Trading Opportunities Master, LP (“MSTO”), (ii) 418,397 shares of common stock held directly by Meteora Capital Partners, LP (“MCP”) and (iii) 146,613 shares of common stock held directly by Meteora Strategic Capital, LLC (“MSC”). Voting and investment power over the securities held by these entities resides with its investment manager, Meteora Capital, LLC. Mr. Vikas Mittal serves as the managing member of Meteora Capital, LLC and may be deemed to be the beneficial owner of the securities held by such entities. Mr. Mittal disclaims any beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of the Meteora entities is 1200 N Federal Hwy, Ste 200, Boca Raton, FL 33432.

(4)	Includes shares held for the account of Linden Capital L.P. (“Linden Capital”) and one or more separately managed accounts (the “Managed Accounts”). Linden GP LLC (“Linden GP”) is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors LP (“Linden Advisors”) is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Siu Min (Joe) Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Shares held by each of Linden Capital and the Managed Accounts. Each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 358,080 shares. This amount consists of 335,613 shares held by Linden Capital and 22,467 Shares held by Managed Accounts. Each of Linden GP and Linden Capital may be deemed the beneficial owner of the 335,613 Shares held by Linden Capital. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, [1]5th Floor, New York, New York 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive officer and director compensation arrangements discussed in the section titled “Executive Compensation,” we describe below the transactions since January 1, 2020 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Dune

Purchase of Founder Shares and Private Placement Warrants

On July 10, 2020, the Sponsor purchased 3,737,500 shares of our founder shares, par value $0.0001 per share, for an aggregate price of $25,000. On December 17, 2020, pursuant to the amended and restated certificate of incorporation of Dune, as amended (the “Dune Charter”), each share of Dune Class B common stock outstanding immediately prior to December 17, 2020 was converted into one and two-thirteenths (12/13) shares of Dune Class B common stock, resulting in our Sponsor holding 4,312,500 founder shares. The Sponsor purchased an aggregate of 4,850,000 warrants (the “private placement warrants”), at a price of $1.00 per private placement warrant, or $4,850,000 in the aggregate, in a private placement that occurred simultaneously with the closing of the IPO. Each private placement warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share.

Administrative Services Agreement

Dune entered into an agreement that provided that, commencing on the date that our securities were first listed on Nasdaq until the earlier of our consummation of a Business Combination or our liquidation, we paid our Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. This arrangement ended upon consummation of the Business Combination.

Related Party Reimbursements and Loans

On June 18, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to our IPO pursuant to that certain promissory note between Dune and our Sponsor dated June 18, 202 (the “Public Offering Note”). This loan was noninterest bearing and payable on the earlier of December 31, 2020 or the completion of the IPO. We borrowed approximately $31,000 under the Public Offering Note and fully repaid the Public Offering Note in full on December 22, 2020.

Promissory Note — Related Party

On June 21, 2023, Dune issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provided for borrowings from time to time of up to an aggregate of $300,000 that could be drawn by Dune and used for working capital purposes and to pay expenses related to the Business Combination. The Sponsor Note did not bear interest and was payable on the earlier of December 31, 2023 and the completion of the Business Combination. As of the Closing Date, the Company had borrowed $170,000 under the Sponsor Note. On the Closing Date, the Company and affiliate amended the Sponsor Note to (i) defer the maturity date of the Sponsor Note to June 30, 2024, (ii) limit the principal amount available under the Sponsor Note to $170,000. All other terms and conditions of the Sponsor Note remain unchanged.

Sponsor Exchange

On September 20, 2023, Dune and the Sponsor entered into the Sponsor Exchange Agreement. Pursuant to the Sponsor Exchange Agreement, on September 20, 2023, the Sponsor exchanged 4,312,500 shares of Dune Class B Common Stock, originally issued to the Sponsor prior to the consummation of Dune’s initial public offering, on a one-for-one basis for 4,312,500 shares of Class A Common Stock (the “Sponsor Exchange Shares”) on the terms and conditions set forth in the Sponsor Exchange Agreement. The Sponsor Exchange Agreement contains customary representations and warranties. The Sponsor Exchange Agreement also provides that Dune will register for resale under the Securities Act of 1933, as amended, the Sponsor Exchange Shares issued to the Sponsor in the Sponsor Exchange pursuant to Dune’s registration rights agreement.

Global Hydrogen

Promissory Note – Related Party

On June 21, 2023, Global Hydrogen issued an unsecured promissory note (the “Glatt Note,” together with the Sponsor Note, the “Related Party Notes”) to Carter Glatt, then Dune’s Chief Executive Officer and Director, which provided for borrowings from time to time of up to an aggregate of $250,000 that may be drawn by Global Gas and used for working capital purposes and to pay expenses related to the Business Combination. The Glatt Note did not bear interest and was payable on the earlier of December 31, 2023 and the completion of the Business Combination. As of Closing Date, Global Gas had borrowed $103,950 under the Glatt Note On the Closing Date, the Company and affiliate amended the Note to (i) defer the maturity date of the Note to June 30, 2024, (ii) limit the principal amount available under the Note to $103,950. All other terms and conditions of the Note remain unchanged.

Nomination Agreement

On the Closing Date, in connection with the Business Combination, Global Hydrogen entered into a Nomination Agreement (the “Nomination Agreement”) with each of the Sellers and the Sponsor, pursuant to which each of the Sellers and the Sponsor will have the right to nominate members of the board of directors of Global Hydrogen in the number and subject to the beneficial ownership thresholds and terms and conditions set forth therein.

Registration Rights Agreement

On the Closing Date, in connection with the Business Combination, Global Hydrogen, the Sponsor and the Sellers entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, Global Hydrogen agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Global Hydrogen’s common stock and other equity securities that are held by the parties thereto from time to time.

Exchange Agreement

On the Closing Date, in connection with the Business Combination, Global Hydrogen, Holdings and the Sellers entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Sellers have the right from time to time following the Closing, on the terms and conditions contained in the Exchange Agreement, to exchange their Holdings Common Units together with their shares of Class B Common Stock for, at the option of the Company, shares of Class A Common Stock or cash.

Amended and Restated Limited Liability Company Agreement

On the Closing Date, in connection with the Business Combination, the existing limited liability company agreement of Holdings was amended and restated in the form of the Holdings LLCA. Pursuant to the Holdings LLCA, the transfer of Holdings Common Units will be subject to certain transfer restrictions unless exchanged in the manner prescribed therein and on the terms and conditions of the Exchange Agreement.

Indemnification Agreements

On the Closing Date, Global Hydrogen entered into indemnification agreements with each of its directors and executive officers. These indemnification agreements require Global Hydrogen to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of Global Hydrogen’s directors or executive officers or any other company or enterprise to which the person provides services at Global Hydrogen’s request.

Related Party Note Amendments

On the Closing Date, Dune, the Sponsor, and Global Hydrogen and Mr. Glatt amended the Related Party Notes (the “Related Party Note Amendments”), as applicable, to (i) defer the maturity date of the Related Party Notes to June 30, 2024, (ii) limit the principal amount available under the Sponsor Note to $170,000 and (iii) limit the principal amount available under the Glatt Note to $103,950. All other terms and conditions of the Related Party Notes remain unchanged.

Lock-Up Agreement

 On May 14, 2023, Dune, the Sponsor and each of the Sellers entered into a lock-up agreement (the “Lock-up Agreement”), which became effective as of the Closing. Under the Lock-up Agreement, the Sponsor and the Sellers agreed to certain restrictions on transfer with respect to the shares of Global Hydrogen common stock and private placement warrants they hold as of the Closing, which restrictions amend and supersede the restrictions on transfer the Sponsor agreed to in that certain letter agreement, dated December 17, 2020, entered into by and among Dune, the Sponsor and Dune’s officers and directors in connection with Dune’s initial public offering. The restrictions on transfer contained in the Lock-up Agreement apply to the Sellers and the existing equity holders of the Sponsor, and end: (i) with respect to shares of Company common stock, on the earlier of twelve (12) months after (and excluding) the Closing Date and the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization, bankruptcy or other similar transaction that results in all of the shares of Company common stock being converted into cash, securities or other property; and (ii) with respect to the Company’s private placement warrants, thirty (30) days after the Closing Date.

Global Gas’ Policy for Approval of Related Party Transactions

Global Gas’ audit committee has adopted a policy setting forth the policies and procedures its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which we were or are to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 or 1% of the average of our total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee considers (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Each of the directors on the Global Gas board, other than William Bennett Nance, Jr., qualifies as an “independent director” under Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have regularly scheduled meetings at which only independent directors are present to the extent they deem necessary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended December 31, 2023, Global Gas, as the public company, engaged two independent registered public accounting firms – WithumSmith+Brown, PC (“Withum”) from January 1, 2023 to December 20, 2023 and Marcum LLP (“Marcum”) from December 21, 2023 to December 31, 2023. During the fiscal year ended December 31, 2022, Global Gas engaged Withum as its independent registered public accounting firm. The following table sets forth the aggregate audit fees billed to us by such independent registered public accounting firms and aggregate fees paid to such firms for services in the fee categories indicated below for fiscal years 2023 and 2022. The Audit Committee has considered the scope and fee arrangements for all services provided by such firms, taking into account whether the provision of non-audit services was compatible with maintaining the independence of Global Gas’ independent registered public accounting firms, and has pre-approved the services described below (in thousands):

	December 31, 2023	December 31, 2022
Audit Fees(1)	$131,560	$79,060
Audit-Related Fees	-	-
Tax Fees	9,360	11,240
All Other Fees	-	-

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, review of interim condensed consolidated financial statements and certain statutory audits.

Pre-Approval Policy

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, as amended, before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the rows titled “Audit Fees,” “Audit-Related Fees,” and “All Other Fees” in the table above.

PART IV

Item 15. Exhibits, Financial Statements, AND Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1**	Unit Purchase Agreement, dated as of May 14, 2023, by and among Dune Acquisition Corporation, Global Gas Holdings LLC, Global Hydrogen Energy LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023).
2.2**	First Amendment to Unit Purchase Agreement, dated August 22, 2023, by and among Dune Acquisition Corporation, Global Gas Holdings LLC, Global Hydrogen Energy LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 23, 2023).
2.3**	Second Amendment to Unit Purchase Agreement, dated November 24, 2023, by and among Dune Acquisition Corporation, Global Gas Holdings LLC, Global Hydrogen Energy LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 27, 2023).
3.1**	Second Amended and Restated Certificate of Incorporation of the Company, dated December 21, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
3.2**	Amended and Restated Bylaws of the Company, dated December 21, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
4.1**	Warrant Agreement, dated as of December 17, 2020, by and between Dune Acquisition Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2020).
4.2	Description of Securities.
10.1**	Support Agreement, dated as of May 14, 2023, by and among Dune Acquisition Corporation, Global Gas Holdings LLC, Global Hydrogen Energy LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023).
10.2**	Sponsor Agreement, dated as of May 14, 2023, by and among Dune Acquisition Holdings, LLC, Global Gas Holdings LLC, Dune Acquisition Corporation and Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2023).
10.3**	Lock-up Agreement, dated as of May 14, 2023, by and among Dune Acquisition Corporation, Dune Acquisition Holdings LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2023).
10.4**	Forward Purchase Agreement, dated December 1, 2023, by and among Dune Acquisition Corporation, Global Hydrogen Energy LLC, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2023).
10.5**	Subscription Agreement, dated December 1, 2023, by and among Dune Acquisition Corporation, Meteora Select Trading Opportunities Master, LP, Meteora Capital Partners, LP and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 4, 2023).
10.6**	Nomination Agreement, dated as of December 21, 2023, by and among the Company, Dune Acquisition Holdings LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.7**	Registration Rights Agreement, dated as of December 21, 2023, by and among the Company, Dune Acquisition Holdings LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.8**	Exchange Agreement, dated as of December 21, 2023, by and among the Company, Global Gas Holdings LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.9**	Amended and Restated Limited Liability Company Agreement of Global Gas Holdings LLC, dated as of December 21, 2023 (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.10**	Promissory Note, dated June 21, 2023, by and between Dune Acquisition Corporation and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2023).
10.11**	Amendment No. 1 to Promissory Note, dated December 21, 2023, by and between the Company and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.12**	Promissory Note, dated June 21, 2023, between Global Hydrogen Energy LLC and Carter Glatt (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 23, 2023).
10.13**	Amendment No. 1 to Promissory Note, dated December 21, 2023, by and between Global Hydrogen Energy LLC and Carter Glatt (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.14#**	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.15#**	Global Gas Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed with the SEC on December 28, 2023).

10.16#**	Employment Agreement, dated as of May 14, 2023, by and between Global Hydrogen Energy LLC and William Bennett Nance, Jr. (incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
16.1**	Letter from WithumSmith+Brown, PC, dated December 28, 2023 (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
16.2**	Letter from Marcum LLP, dated February 12, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K filed with the SEC on February 12, 2024).
21.1**	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	To be filed by amendment
**	Previously Filed
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2024.

GLOBAL GAS CORPORATION

By:	/s/ William Bennett Nance, Jr.
William Bennett Nance, Jr.
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William Bennett Nance, Jr.	Chief Executive Officer, Secretary and Director	March 29, 2024
William Bennett Nance, Jr.	(Principal Executive Officer)

/s/ Shachi Shah	Chief Operating Officer and	March 29, 2024
Shachi Shah	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Carter Glatt	Chairman and Director	March 29, 2024
Carter Glatt

/s/ Jeron Smith	Director	March 29, 2024
Jeron Smith

/s/ Michael Castaldy	Director	March 29, 2024
Michael Castaldy

/s/ Ben Coates	Director	March 29, 2024
Ben Coates

GLOBAL GAS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee

Global Gas Corporation

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Gas Corporation (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period from February 16, 2023 (inception) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period from February 16, 2023 (inception) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRASSI & CO., CPAs, P.C.
PCAOB ID # 606 We have served as the Company’s auditors since 2023.

Jericho, New York

March 29, 2024

GLOBAL GAS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,
2023

Current assets:
Cash	$62,362
Prepaid expenses	583
Marketable securities	1,120,966
Total Current Assets	1,183,911
TOTAL ASSETS	$1,183,911

Current liabilities:
Accounts payable – related party	124,867
Accounts payable and accrued expenses	1,086,212
Advances – related party	2,352
Promissory notes – related party	273,950
Total Current Liabilities	1,487,381
Derivative warrant liabilities	431,200
TOTAL LIABILITIES	1,918,581

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; zero shares issued or outstanding as of December 31, 2023	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,428,256 and zero shares issued or outstanding as of December 31, 2023 and March 31, 2023, respectively	543
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,300,000 and zero shares issued or outstanding as December 31, 2023 and March 31, 2023, respectively	430
Subscription receivable	(2,608,141)
Additional paid-in capital	2,172,674
Accumulated deficit	(300,176)
Total stockholders’ deficit	(734,670)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,183,911

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GAS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from February 16, 2023 (inception) to December 31,
2023

Operating Expenses:
General and administrative	$408,453
Start up costs	574
Loss from operations	(409,027)

Other income:
Interest income	1,051
Change in fair value of derivative warrant liabilities	107,800
Total other income	108,851

Net loss	$(300,176)

Weighted average number of Class A common stock outstanding, basic and diluted	170,700
Net loss per Class A common stock, basic and diluted	(0.07)
Weighted average number of Class B common stock outstanding, basic and diluted	4,300,000
Net loss per Class B common stock, basic and diluted	(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD FROM FEBRUARY 16, 2023 (INCEPTION) TO DECEMBER 31, 2023

	Members’	Common Stock					Additional		Total
	Contribution	Class A		Class B		Subscription	Paid-in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – February 16, 2023 (inception),	$—	—	$—	—	$—	$—	$—	$—	$—
Members’ Contribution of Capital	12,500	—	—	—	—	—	—	—	12,500
Merger Recapitalization (Note 4)	(12,500)	—	—	4,300,000	430	—	12,070	—	—
Issuance of common stock upon Business Combination	—	4,488,642	449	—			(447,443)	—	(446,994)
Meteora Forward Purchase Agreement Shares	—	939,614	94	—		(2,608,141)	2,608,047	—	—
Net loss	—	—	—	—	—		—	(300,176)	(300,176)
Balance – December 31, 2023	—	5,428,256	$543	4,300,000	$430	(2,608,141)	$2,172,674	$(300,176)	$(734,670)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GAS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from February 16, 2023 (Inception) to December 31,
2023
Cash Flows from Operating Activities:
Net loss	$(300,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on marketable securities	(966)
Change in fair value of derivative warrant liabilities	(107,800)
Changes in operating assets and liabilities:
Prepaid expenses	21,275
Accounts payable – related party	124,867
Accounts payable and accrued expenses	102,638
Net cash used in operating activities	(160,162)

Cash Flows from Investing Activities:
Investment in marketable securities	(1,120,000)
Net cash used in investing activities	(1,120,000)

Cash Flows from Financing Activities:
Proceeds from reverse capitalization	1,225,222
Capital contribution from Members	12,500
Advances – related party	852
Proceeds from promissory note – related party	103,950
Net cash provided by financing activities	1,342,524

Net increase in cash	62,362
Cash, beginning of period
Cash, end of period	$62,362

Non-Cash investing and financing activities:
Liabilities assumed in Business Combination, net	$1,672,216
Initial recognition of forward purchase agreement	$(2,608,141)
Conversion of units to Class B Common Stock	$430

The accompanying notes are an integral part of these consolidated financial statements.

1. ORGANIZATION AND BUSINESS OPERATIONS

Global Gas Corporation (the “Company,” “Global Gas”), a Delaware limited liability company was formed to be a pure play Airgas supplier offering hydrogen and Carbon dioxide from waste biogas and renewable feedstock.

Business Combination

On May 14, 2023, the Company, entered into a Unit Purchase Agreement (the “Purchase Agreement”), by and among Global Gas Holdings LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Dune (“Holdings”), Dune Acquisition Corporation, a Delaware corporation (“Dune”).

 In accordance with the terms and subject to the conditions of the Purchase Agreement, at the closing of the Business Combination (the “Closing”), (a) Dune will contribute to Holdings all of its assets (excluding its interests in Holdings and the aggregate amount of cash proceeds required to satisfy any redemptions by Dune’s public stockholders (“Dune Stockholder Redemptions”)), and in exchange therefore, Holdings will issue to Dune a number of common equity units of Holdings (“Holdings Common Units”) which will equal the number of total shares of Dune’s Class A common stock, par value $0.0001 per share (“Dune Class A Common Stock”), issued and outstanding immediately after the Closing (taking into account any equity financing agreements entered into by Dune between the signing date of the Purchase Agreement and the Closing and giving effect to all Dune Stockholder Redemptions) (such transactions, the “SPAC Contribution”) and (b) immediately after the SPAC Contribution, the members of the Company will transfer, convey, assign and deliver all of the limited liability company equity interests of the Company (“Company Units”) to Holdings in exchange for shares of Dune’s Class B voting non-economic common stock, par value $0.0001 per share (“Dune Class B Common Stock” and, together with Dune Class A Common Stock, “Dune Common Stock”), and Holdings Common Units (together with the SPAC Contribution, the “Combination Transactions”), as a result of which, (i) each issued and outstanding Company Unit immediately prior to the Combination Transactions will be held by Holdings, (ii) each Seller will receive an aggregate number of Holdings Common Units and shares of Dune Class B Common Stock equal to the number of Company Units held by such Seller, multiplied by the Company Exchange Ratio (as defined below), and (iii) Dune will change its name to Global Gas Corporation (“New Global Hydrogen”) and New Global Hydrogen will be the publicly traded reporting company in an “Up-C” Structure (clauses (i) through (iii) collectively, and together with the Combination Transactions and the other transactions contemplated by the Purchase Agreement, being referred to collectively hereafter as the “Transactions”).

The Purchase Agreement may be terminated under certain limited circumstances prior to the Closing, including, among others, (i) by mutual written consent of Dune and the Company, (ii) by either Dune or the Company if there is in effect any law or final, non-appealable order, judgment, injunction, decree, writ, ruling, stipulation, determination or award issued, promulgated, made, rendered or entered into by any court or other tribunal of competent jurisdiction that permanently restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Business Combination, (iii) by either Dune or the Company if the Closing has not occurred by 11:59 p.m., Eastern Time, on December 31, 2024, (iv) by either Dune or the Company if certain approvals of Dune’s stockholders are not obtained, (v) by Dune if the Company has breached or failed to perform any of its representations, warranties, covenants or other agreements under the Purchase Agreement, which breach or failure to perform (A) would result in the failure to satisfy the representations and warranties and covenant bring-down conditions to Dune’s obligation to close and (B) is not capable of being cured or cannot be cured during the applicable cure period and (vi) by the Company if Dune has breached or failed to perform any of its representations, warranties, covenants or other agreements under the Purchase Agreement, which breach or failure to perform (A) would result in the failure to satisfy the representations and warranties and covenant bring-down conditions to the Company’s obligation to close and (B) is not capable of being cured or cannot be cured during the applicable cure period. In the event the Purchase Agreement is terminated as a result of clause (iii) above (unless at or prior to the time of such termination, there has been a Change in Recommendation (as defined in the Purchase Agreement)) or as a result of clause (v) above, the Company shall pay to Dune, within five (5) business days of the termination date, a termination fee of $7,500,000 (the “Termination Fee”), which shall be (i) payable in cash or (ii) by transfer of 50% of the fully diluted equity of the Company, free and clear of all Liens (as defined in the Purchase Agreement). The members of the Company provide a guaranty to Dune, on a joint and several basis, of the due and punctual payment of the Termination Fee.

On May 14, 2023, Dune, the Sponsor and each of the Sellers entered into a lock-up agreement (the “Lock-up Agreement”), which became effective as of the Closing. Under the Lock-up Agreement, the Sponsor and the Sellers agreed to certain restrictions on transfer with respect to the shares of Company common stock and private placement warrants they hold as of the Closing, which restrictions amend and supersede the restrictions on transfer the Sponsor agreed to in that certain letter agreement, dated December 17, 2020, entered into by and among Dune, the Sponsor and Dune’s officers and directors in connection with Dune’s initial public offering. The restrictions on transfer contained in the Lock-up Agreement apply to the Sellers and the existing equity holders of the Sponsor, and end: (i) with respect to shares of Company common stock, on the earlier of twelve (12) months after (and excluding) the Closing Date and the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization, bankruptcy or other similar transaction that results in all of the shares of Company common stock being converted into cash, securities or other property; and (ii) with respect to the Company’s private placement warrants, thirty (30) days after the Closing Date.

In connection with the Business Combination, on December 1, 2023, Dune and Global Hydrogen entered into a forward purchase agreement (the “Forward Purchase Agreement”) with each of Meteora Strategic Capital, LLC (“MSC”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO” and, collectively with MSC and MCP, “Meteora”) for an OTC Equity Prepaid Forward Transaction. In connection with the Forward Purchase Agreement, Dune entered into a subscription agreement (the “Subscription Agreement”) with Meteora. Pursuant to the Subscription Agreement, Meteora agreed to subscribe for and purchase, and Dune agreed to issue and sell to Meteora, on the Closing Date, 681,220 shares of Class A Common Stock in the aggregate (the “PIPE Shares”). Pursuant to the Subscription Agreement, the Company gave certain registration rights to Meteora with respect to the PIPE Shares. The sale of the PIPE Shares was consummated concurrently with the Closing.

Pursuant to the terms of the Forward Purchase Agreement, the Seller intends, but is not obligated, to purchase up to 950,000 shares minus the Share Consideration Shares (as defined below) (the “Maximum Number of Shares”) of Class A common stock, par value $0.0001 per share, of Dune (“Dune Class A Common Stock”) substantially concurrently with the closing of the Business Combination, less the number of shares of Dune Class A Common Stock purchased by Seller separately from third parties through a broker in the open market (“Recycled Shares”) prior to the closing of the Business Combination. Seller shall not be required to purchase an amount of Dune Class A Common Stock such that following such purchase, the Seller’s ownership would exceed 9.9% of the total Dune Class A Common Stock outstanding immediately after giving effect to such purchase, unless Seller, at its sole discretion, waives such 9.9% ownership limitation. The Number of Shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares of Dune Class A Common Stock as described under “Optional Early Termination” in the Forward Purchase Agreement. Seller intends to purchase Dune Class A Common Stock pursuant to its FPA Funding Amount PIPE Subscription Agreement (as defined below) and from third parties (other than Counterparty) through a broker in the open market (other than through Counterparty).

The Forward Purchase Agreement provides that Seller will be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to the product of (i) the Number of Shares as set forth in each Pricing Date Notice and (ii) the redemption price per share (the “Initial Price”) as defined in Section 9.2(a) of Dune’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”), less (iii) an amount in US dollars equal to 0.5% of the product of the Recycled Shares and the Initial Price paid by Seller to Counterparty on the Prepayment Date (which amount shall be netted from the Prepayment Amount) (the “Prepayment Shortfall”).

The Counterparty will pay to Seller the Prepayment Amount required under the Forward Purchase Agreement directly from the Counterparty’s trust account maintained by Continental Stock Transfer & Trust Company holding the net proceeds of the sale of the units in the Counterparty’s initial public offering and the sale of private placement warrants (the “Trust Account”) no later than the earlier of (a) one business day after the date of the Business Combination closing (the “Closing Date”) and (b) the date any assets from the Trust Account are disbursed in connection with the Business Combination, except that to the extent the Prepayment Amount payable to a Seller is to be paid from the purchase of Additional Shares by such Seller pursuant to the terms of its FPA Funding Amount PIPE Subscription Agreement, such amount will be netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller will be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount.

 In addition to the Prepayment Amount, the Counterparty will pay directly from the Trust Account, on the Prepayment Date, an amount equal to the product of (x) up to 80,000 (with such final amount to be determined by Seller in its sole discretion via written notice to Counterparty) and (y) the Initial Price. The Shares purchased with the Share Consideration (the “Share Consideration Shares”) will be incremental to the Maximum Number of Shares, will not be included in the Number of Shares in the Transaction and will be subject to a three-month holding period.

The reset price (the “Reset Price”) will be $10.00; provided, however, that the Reset Price will be reduced immediately to any lower price at which the Counterparty sells, issues or grants any Dune Class A Common Stock or securities convertible or exchangeable into Dune Class A Common Stock (excluding any secondary transfers) (a “Dilutive Offering”), then the Reset Price shall be modified to equal such reduced price as of such date (subject to certain customary exceptions).

From time to time and on any date following the Trade Date (any such date, an “OET Date”), Seller may, in its absolute discretion, terminate its Forward Purchase Agreement in whole or in part by providing written notice to the Counterparty (the “OET Notice”), by the later of (a) the fifth business day following the OET Date and (b) no later than the next Payment Date following the OET Date (which shall specify the quantity by which the Number of Shares shall be reduced (such quantity, the “Terminated Shares”)); provided that “Terminated Shares” includes only such quantity of Shares by which the Number of Shares is to be reduced and included in an OET Notice and does not include any other Share sales, Shortfall Sale Shares or sales of Shares that are designated as Shortfall Sales (which designation can be made only up to the amount of Shortfall Sale proceeds), any Share Consideration sales or any other Shares, whether or not sold, which shares will not be included in any OET Notice when calculating the number of Terminated Shares. The effect of an OET Notice shall be to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Counterparty shall be entitled to an amount from the Seller, and the Seller shall pay to the Counterparty an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date, except that no such amount will be due to Counterparty upon any Shortfall Sale. The payment date may be changed within a quarter at the mutual agreement of the parties.

From time to time and on any date following the Trade Date (any such date, a “Shortfall Sale Date”) Seller may, in its absolute discretion, at any sales price, sell Shortfall Sale Shares, and in connection with such sales, Seller shall provide written notice to Counterparty (the “Shortfall Sale Notice”) no later than the later of (a) the fifth business day following the Shortfall Sale Date and (b) the first Payment Date after the Shortfall Sale Date, specifying the quantity of the Shortfall Sale Shares and the allocation of the Shortfall Sale proceeds. Seller shall not have any Early Termination Obligation in connection with any Shortfall Sales. The Counterparty covenants and agrees for a period of at least sixty (60) business days (commencing on the Prepayment Date or if an earlier Registration Request is submitted by Seller on the Registration Statement Effective Date) not to issue, sell or offer or agree to sell any Shares, or securities or debt that is convertible, exercisable or exchangeable into Shares, including under any existing or future equity line of credit, until the Shortfall Sales equal the Prepayment Shortfall; provided, however, that the Forward Purchase Agreement does not prohibit the issuance of any securities issued, assumed or issuable in connection with the Business Combination.

Unless and until the proceeds from Shortfall Sales equal 100% of the Prepayment Shortfall, in the event that the product of (x) the difference between (i) the number of Shares as specified in the Pricing Date Notice(s), less (ii) any Shortfall Sale Shares as of such measurement time, multiplied by (y) the VWAP Price, is less than (z) the difference between (i) the Prepayment Shortfall, less (ii) the proceeds from Shortfall Sales as of such measurement time (the “Shortfall Variance”), then the Counterparty, as liquidated damages in respect of such Shortfall Variance, at its option shall within five (5) business days either:

(A)	pay in cash an amount equal to the Shortfall Variance; or

(B)	issue and deliver to Seller such number of additional Shares that are equal to (1) the Shortfall Variance, divided by (2) 90% of the VWAP Price (the “Shortfall Variance Shares”).

The Forward Purchase Agreement matures on, and the “Valuation Date” will be, the earliest to occur of (a) three (3) years after of the Closing Date, (b) the date specified by a Seller in a written notice to be delivered to the Counterparty at a Seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of any of (v) a Shortfall Variance Registration Failure, (w) a VWAP Trigger Event, (x) a Delisting Event, (y) a Registration Failure or (z) unless otherwise specified therein, upon any Additional Termination Event, and (c) the date specified by Seller in a written notice to be delivered to Counterparty at Seller’s sole discretion (which Valuation Date shall not be earlier than the day such notice is effective).

On the Cash Settlement Payment Date, which is the tenth business day following the last day of the Valuation Period commencing on the Valuation Date, a Seller shall pay the Counterparty a cash amount equal to either: (1) in the event that the Valuation Date is determined by clause (c) of the Valuation Date definition, a cash amount equal to (A) the Number of Shares as of the Valuation Date, multiplied by (B) the closing price per share of the Dune Class A Common Stock on the business day immediately preceding the Valuation Date, or (2) (A) the Number of Shares as of the Valuation Date less the number of Unregistered Shares, multiplied by (B) the volume-weighted daily VWAP Price over the Valuation Period. The Settlement Amount Adjustment is equal to (1) the Maximum Number of Shares as of the Valuation Date multiplied by (2) $1.50 per share, and the Settlement Amount Adjustment will be automatically netted from the Settlement Amount. If the Settlement Amount Adjustment exceeds the Settlement Amount, the Counterparty will pay the Seller in Dune Class A Common Stock or, at the Counterparty’s election, in cash.

Seller has agreed to waive any redemption rights under Dune’s Charter with respect to any Dune Class A Common Stock purchased through the FPA Funding Amount PIPE Subscription Agreement and any Recycled Shares in connection with the Business Combination. Such waiver may reduce the number of Dune Class A Common Stock redeemed in connection with the Business Combination, and such reduction could alter the perception of the potential strength of the Business Combination. The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Business Combination, including Rule 14e-5 under the Securities Exchange Act of 1934, as amended. Seller cannot tender any shares in any public tender offer for a period of eight months after the Closing Date.

On December 1, 2023, Dune entered into a subscription agreement (the “FPA Funding Amount PIPE Subscription Agreement”) with the Seller. Pursuant to the FPA Funding Amount PIPE Subscription Agreement, the Seller party thereto agreed to subscribe for and purchase, and Dune agreed to issue and sell to the Seller, on the Closing Date, an aggregate number of shares of Dune Class A Common Stock equal to the Maximum Number of Shares less the Recycled Shares in connection with the Forward Purchase Agreement (subject to the 9.9% ownership limitation described above).

On December 21, 2023 (the “Closing “), the Business Combination was consummated. In connection with the closing of such Business Combination, the Company changed its name to Global Gas Corporation, and on December 22, 2023, the Company’s Class A Common Stock (as defined below) and warrants began trading on The Nasdaq Capital Market (“Nasdaq”) under the new trading symbols of “HGAS” and “HGASW,” respectively.

In accordance with the terms and subject to the conditions of the Purchase Agreement and the other transactions contemplated thereby (the “Business Combination”), at the closing of the Business Combination on December 21, 2023, (a) Dune contributed to Holdings all of its assets (excluding its interests in Holdings and the aggregate amount of cash proceeds required to satisfy redemptions by Dune’s public stockholders (“Stockholder Redemptions”)), and in exchange therefore, Holdings issued to Dune a number of common equity units of Holdings (“Holdings Common Units”) which equal the number of total shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), of Dune issued and outstanding immediately after the Closing (giving effect to all Stockholder Redemptions) (such transactions, the “SPAC Contribution”) and (b) immediately after the SPAC Contribution, the Sellers transferred, conveyed, assigned and delivered all of the limited liability company equity interests of Global Hydrogen (“Global Hydrogen Units”) to Holdings in exchange for shares of Class B voting non-economic common stock, par value $0.0001 per share (“Class B Common Stock”), of Dune and Holdings Common Units (together with the SPAC Contribution, the “Combination Transactions”), as a result of which, (i) each issued and outstanding Global Hydrogen Unit immediately prior to the Combination Transactions is now held by Holdings, (ii) each Seller received an aggregate number of Holdings Common Units and shares of Class B Common Stock, in each case, equal to the number of Global Hydrogen Units held by such Seller, multiplied by the applicable exchange ratio, and (iii) Dune changed its name to Global Gas Corporation and the Company became the publicly traded reporting company. The effective time of the Business Combination on the Closing Date is referred to as the “Effective Time.”

The Business Combination was accomplished through what is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies undertaking an initial public offering. The “Up-C” structure allowed the Sellers, who became equity holders of Holdings upon the consummation of the Combination Transactions, to retain their equity ownership in Holdings, an entity that is classified as a partnership for United States federal income tax purposes, in the form of Holdings Common Units after the Closing, and provides potential future tax benefits for both the Company and Holdings’ equity holders (other than the Company) after the Closing when they ultimately exchange their Holdings Common Units.

In accordance with the terms and subject to the conditions of the Purchase Agreement, at the Closing, the issued and outstanding Global Hydrogen Units of each Seller were transferred, conveyed, assigned and delivered in exchange for (i) a number of shares of Class B Common Stock equal to the product of (x) the number of Global Hydrogen Units held by such Seller and (y) the exchange ratio determined by dividing (A) the quotient of $43,000,000 divided by the number of Global Hydrogen Units issued and outstanding immediately prior to the Closing by (B) $10.00 per share and (ii) a number of Holdings Common Units equal to the number of shares of Class B Common Stock received by such Seller pursuant to clause (i) hereof.

On the Closing Date, in connection with the Business Combination, the Company, Holdings and the Sellers entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Sellers have the right from time to time following the Closing, on the terms and conditions contained in the Exchange Agreement, to exchange their Holdings Common Units together with their shares of Class B Common Stock for, at the option of the Company, shares of Class A Common Stock or cash.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, although Dune acquired all of the outstanding equity interests of Global Hydrogen in the Business Combination, Dune was treated as the “acquired” company and Global Hydrogen was treated as the accounting acquirer for financial statement reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Global Hydrogen issuing stock for the net assets of Dune, accompanied by a recapitalization. The net assets of Dune were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Global Hydrogen.

2. LIQUIDITY AND GOING CONCERN

Going Concern

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party. As of December 31, 2023, the Company had an aggregate cash balance of $62,362 and net working capital deficit of $303,470.

The Company’s future capital requirements will depend on many factors, including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity raises. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). References to GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates included in these financial statements are the determination of the fair value of the warrant liabilities and marketable securities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

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

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration (“Earnout liabilities”) is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

Cash and cash equivalents

Cash is comprised of cash in the bank which is subject to an insignificant risk of changes in value. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2023, cash amounted to $62,362. There were no cash equivalents at December 31, 2023.

Marketable securities

During the year ended December 31, 2023, Company held investment securities in mutual funds primarily in U.S. government securities. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted market prices (unadjusted) in active markets for identical assets.

Earnings on these securities are included in interest income on marketable securities in the consolidated statement of operations and are automatically reinvested. The fair value of these securities was determined using quoted market prices in active markets for identical assets.

Fair value measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels:

●	Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

●	Level 3: Inputs are unobservable for the asset or liability.

The carrying amounts of certain financial instruments, such as cash equivalents, marketable securities, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Fair value of forward purchase agreement

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

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

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. Topic 326 adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for the Company’s annual and interim periods beginning after December 15, 2022 with early adoption permitted. The Company adopted ASU 2016-13 beginning January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if it had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We adopted the ASU on January 1, 2023 and will apply the guidance prospectively for future acquisitions.

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose sufficient information about the program. The amendments do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the ASU on January 1, 2023.

Recent Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. Early adoption is permitted. This accounting standard update is not expected to have a material impact on our consolidated financial statements as the amendments align with our existing policy.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

4. RECAPITALIZATION

As discussed in Note 1, “Organization and Business Operations”, the Business Combination was consummated on December 31, 2023, which, for accounting purposes, was treated as the equivalent of Global Hydrogen issuing stock for the net assets of Dune, accompanied by recapitalization. Under this method of accounting, Dune was treated as the acquired company for financial accounting and reporting purposes under GAAP.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $4.4 million from the Business Combination, offset by total transaction costs and other fees totaling of $3.2 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity for the period ended December 31, 2023:

Cash-trust and cash, net of redemptions	$4,447,404
Less: transaction costs, loans and advisory fees, paid	(614,040)
Less: fees paid in connection with the forward purchase agreement	(2,608,141)
Net proceeds from the Business Combination	1,225,223
Less: Derivative warrant liabilities	(539,000)
Less: liabilities assumed	(1,155,075)
Less: others,net	21,858
Reverse recapitalization, net	$(446,994)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

Dune Class A common stock, outstanding prior to the Business Combination	5,494,554
Less: Redemption of Dune Class A common stock	(747,518)
Business Combination shares	4,747,036
Global Hydrogen shares, Class B	681,220
PIPE investor shares, Class A	4,300,000
Common Stock immediately after the Business Combination	9,728,256

The number of Global Hydrogen shares was determined as follows:

	Global Hydrogen units	Global Hydrogen Shares after conversion ratio
Class B Common Stock	12,500	4,300,000

Redemption

Prior to the closing of the Business Combination, certain Dune public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 747,518 shares of Dune Class A common stock for an aggregate payment of $7,507,825.

Public and private placement warrants

The 8,625,000 Public Warrants issued in the IPO the (“Public Placement Warrants) and 4,850,000 warrants issued in connection with private placement at the time of Dune’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (see Note 7).

Transactions costs

For the year ended December 31, 2023, transaction costs incurred within the consolidated statements of operations were as follows:

Years ended December 31, 2023

Accounting and audit fees	$116,477
Legal fees	200,000
Total	$316,477

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes other accrued expenses:

December 31,
2023
Accounting and Consulting	$35,000
Legal Fees	34,505
Transaction costs(1)	1,016,707
$1,086,212

(1)	Accounts payable and accrued expenses assumed in business combination

6. RELATED PARTY TRANSACTIONS

Advances – Related party

From February 16, 2023 (inception) to December 31, 2023, a member advanced the company a total of $852 to cover start-up and other operating costs. These amounts are due on demand. At December 31, 2023, the balance of $2,352 of advances – related party includes the start-up and other expenses of $852 and $1,500 of reimbursable expenses to an affiliate as discussed below.

Accounts payable - related party

Commencing on the date that the Dune’s securities were first listed on Nasdaq until the earlier of the Dune’s consummation of a Business Combination or the it’s liquidation, Dune agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of December 31, 2023, the Company had $110,000 outstanding, for services in connection with such agreement due to related parties within Accounts payable – related party on the accompanying consolidated balance sheets.

Prior to the consummation of the Business Combination, Dune’s Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Dune’s audit committee will review on a quarterly basis all payments that were made by Dune to the Sponsor, officers or directors of Dune, or any of their affiliates. As of December 31, 2023, there was $14,868 included in accounts payable – related party and $1,500 included in due to a related party on the accompanying consolidated balance sheet.

Promissory Note – Related Party

On June 21, 2023, the Company entered into an unsecured promissory note (the “Note”) with an affiliate pursuant to which the affiliate agreed to loan the Company up to an aggregate principal amount of $250,000 for working capital purposes and to pay expenses related to the Business Combination. The Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or December 31, 2023. The Note is not convertible. As of December 31, 2023, there were $103,950 outstanding under the Note. On the Closing Date, the Company and affiliate amended the Note to (i) defer the maturity date of the Note to June 30, 2024, (ii) limit the principal amount available under the Note to $103,950. All other terms and conditions of the Note remain unchanged.

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor of Dune, which provides for borrowings from time to time of up to an aggregate of $300,000 that may be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination. The Sponsor Note does not bear interest and is payable on the earlier of December 31, 2023 and the completion of the Business Combination. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Sponsor Note and all other sums payable with regard to the Sponsor Note to become immediately due and payable. As of December 31, 2023, the Company has borrowed $170,000 under the Sponsor Note. On the Closing Date, the Company and affiliate amended the Sponsor Note to (i) defer the maturity date of the Sponsor Note to June 30, 2024, (ii) limit the principal amount available under the Sponsor Note to $170,000. All other terms and conditions of the Sponsor Note remain unchanged.

7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2023, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2023, there were 5,428,256 Class A common stock issued and outstanding.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2023, there were 4,300,000 shares of Class B common stock issued and outstanding.

Voting Rights

The holders of the Company’s Common Stock possess all voting power for the election of our directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of the stockholders of the Company. Holders of the Company’s Common Stock is entitled to one vote per share on matters to be voted on by stockholders and have the right to cumulate votes in the election of directors.

Dividend Rights

The holders of the Company’s Class A Common Stock are entitled to receive such dividends and other distributions as declared by the Board, equally on a per share basis. Dividends will not be declared or paid on the Company’s Class B Common Stock and the holders of shares of the Company’s Class B Common Stock shall have no right to receive dividends in respect of such shares of the Company’s Class B Common Stock.

Liquidation, Dissolution and Winding Up

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, after payment or provision for payment of the debts and other liabilities of the Company, and subject to the rights of the holders of shares of the Company’s preferred stock in respect thereof, the holders of shares of the Company’s Class A Common Stock will be entitled to receive all of the remaining assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares of the Company’s Class A Common Stock held by them. The holders of shares of the Class B Common Stock, as such, will not be entitled to receive any assets of the Company’s in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Warrants

As part of Dune’s IPO, Dune issued warrants to third party investors where each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the IPO, Dune completed the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant which allows the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share. At December 31, 2023, there were 8,625,000 Public Warrants and 4,850,000 Private Placement warrants outstanding.

These warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

Forward Purchase Agreement

As discussed in Note 1, in connection with the Business Combination, on December 1, 2023, Dune and Global Hydrogen entered into a forward purchase agreement (the “Forward Purchase Agreement”) with each of (i) Meteora Strategic Capital, LLC (“MSC”), (ii) Meteora Capital Partners, LP (“MCP”) and (iii) Meteora Select Trading Opportunities Master, LP (“MSTO” and, collectively with MSC and MCP, the “Seller”) for an OTC Equity Prepaid Forward Transaction. For purposes of the Forward Purchase Agreement, Dune is referred to as the “Counterparty” prior to the consummation of the Business Combination, while Global Gas Corporation is referred to as the “Counterparty” after the consummation of the Business Combination. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the Forward Purchase Agreement.

The Company accounts for the forward purchase agreement for as a derivative in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and presented in equity at December 31, 2023 on the consolidated balance sheet.

8. FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets, Liabilities and Equity subject to fair value measurements are as follows:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities	$1,120,966	-	$-	$1,120,966

Liabilities
Derivative warrant liabilities – public	276,000	-	-	276,000
Derivative warrant liabilities – private placement	155,200	-	-	155,200
Total liabilities	$431,200	$-	$-	$431,200

Warrant liabilities

The public warrants are separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of December 31, 2023 was based on the fair value of the public warrants.

For the period from February 16, 2023 (inception) to Dember 31, 2023, the Company recognized an income from an decrease in the fair value of liabilities of approximately $107,800 presented as a change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations..

9. INCOME TAXES

The Company’s net deferred tax assets at December 31, 2023 are as follows:

December 31,
2023
Deferred tax assets
Net operating loss carryforwards	113,635
Total deferred tax assets	113,635
Valuation allowance	(113,635)
Deferred tax assets, net valuation allowance	$—

The income tax provision consists for the year ended December 31, 2023 of the following:

December 31,
2023
Federal
Current	$—
Deferred	85,675

State
Current	—
Deferred	27,960
Change in valuation allowance	(113,635)
Income tax provision	$—

At December 31, 2023, the Company had approximately $407,976 of net operating loss (“NOL”) carryforwards that may be available to offset future Federal taxable income indefinitely. The utilization of NOL carryforwards to offset future taxable income may be subject to limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $407,976.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31,
2023

Statutory federal income tax rate	21.0%
State tax expense, net of federal benefit	6.9%
Permanent items
Change in fair value of derivative liabilities	10.0%
Valuation allowance	(37.9)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by such taxing authority. The Company’s tax returns since inception remain open to examination by such taxing authority.

10. COMMITMENTS AND CONTINGENCIES

Legal Fees

On April 10, 2023, the Company entered into an agreement with its solicitors, whereby the solicitors will provide legal counsel on matters related to the Business Combination. Pursuant the terms of the agreement, the fees for the service are billed hourly with a cap of $165,000 conditioned on (a) the services are within the scope of the agreement and, (b) no extensive comments or protracted discussions on the Business Combination documents are expected. The fees are payable upon the consummation of a Business Combination which is expected to be on or before December 31, 2023. In the event that a Business Combination does not take place, the fees will be discounted at 30%. In September 2023, the Company received billing report under this agreement in the amount of $582,662 for out-of-scope services. In a settlement agreement dated December 13, 2023, the solicitors agreed to accept payment of $165,000 at closing of the Business Combination and $35,000 no later than March 31, 2024 for partial settlement of legal fees of approximately $625,000 owing as of November 30, 2023. In addition, pursuant to the agreement, the Company agreed to pay $0 or 5% of 2024 Free Cash Flow up to a maximum of $200,000 if Free Cash Flow in 2024 is less than $2 million or more than $2 million, respectively. The Company also agreed to pay $0 or 5% of 2025 Free Cash Flow up to a maximum of $325,000 if Free Cash Flow in 2025 is less than $2 million or more than $2 million, respectively. Total cumulative payments for 2024 and 2025 should not exceed $325,000. For the purposes of the settlement agreement, Free Cash Flow is defined as operating cash flow less capital expenditure. As of December 31, 2023, the Company has accrued $35,000 relating to this obligation. The Company has determined the likelihood of further payment at this time is remote and therefore has not recorded any additional accruals. The Company will re-assess this at each reporting period.

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 29, 2023, which represents the date the consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the consolidated financial statements.

Amendment to Forward Purchase Agreement

On February 5, 2024, the Company and the Seller entered into an amendment to the Forward Purchase Agreement (the “Amendment”). The Amendment amends the section of the Forward Purchase Agreement regarding a Prepayment Shortfall by providing that the Company has the option, at its sole discretion, at any time up to 45 days prior to the Valuation Date, to request up to $5 million in Prepayment Shortfall via twenty separate written requests to Seller in the amount of $250,000 each (each, an “Additional Shortfall Request”), provided that at the time of any Additional Shortfall Request (i) Seller has recovered 110% of the prior Additional Shortfall Request, if any, via Shortfall Sales and (ii) the VWAP Price over the five trading days prior to such Additional Shortfall Request multiplied by the then current Number of Shares less Shortfall Sale Shares held by Seller is at least 2.625 times greater than such Additional Shortfall Request. In addition, the Amendment amends the section of the Forward Purchase Agreement regarding Prepayment Shortfall Consideration by eliminating the 180-day period following a Trade Date before Seller may commence selling Recycled Shares and by permitting such sales without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 110% (instead of 100% as originally provided in the Forward Purchase Agreement) of the Prepayment Shortfall. Finally, the Amendment amends the section of the Forward Purchase Agreement regarding Share Consideration by amending the holding period to equal the earlier of (i) Seller recovering 110% of the first Additional Shortfall Request and (ii) the three-month anniversary of the Business Combination (as defined in the Forward Purchase Agreement) (instead of just a three-month holding period).

Employment Agreement Amendment

On March 4, 2024, Global Hydrogen Energy LLC (“Global Hydrogen”), the wholly-owned operating subsidiary of the Company entered into an employment agreement amendment (the “Employment Agreement Amendment”) with William Bennet Nance, Jr., the Chief Executive Officer and Founder of Global Hydrogen and a director of the Company. Pursuant to the Employment Agreement Amendment, Mr. Nance’s compensation was restructured to entitle him to contingent payments (“Gross Profit Payments”) equal to 15% of the Gross Profit of the Company, determined in accordance with U.S. generally accepted accounting principles, up to a maximum amount of $250,000 on an annualized basis, less applicable taxes and withholdings, in lieu of the base salary he had previously been entitled to. The Employment Agreement Amendment also made conforming changes to Mr. Nance’s employment agreement, such that (i) the change in his compensation structure effected by the Employment Agreement Amendment shall not constitute “good reason” for Mr. Nance to terminate his employment with Global Hydrogen, other subsidiaries of the Company or the Company itself, and (ii) if Mr. Nance’s employment is terminated by him for good reason, or by the Company without cause (and not due to death or disability), Mr. Nance shall be entitled to consideration updated to include any earned but unpaid Gross Profit Payments through the date of termination. The Employment Agreement Amendment also shortened the restricted period during which certain non-competition and non-solicitation provisions of Mr. Nance’s original employment agreement shall remain in effect.

Forfeiture Agreements

On March 4, 2024, the Company entered into forfeiture agreements (the “Forfeiture Agreements”) with certain holders of the Company’s Class B common stock, par value $0.0001 per share, including Mr. Nance, with each share of Class B common stock convertible into one share of the Company’s Class A common stock at the option of the holder. Pursuant to the Forfeiture Agreements, such holders forfeited an aggregate of 1,600,000 shares (the “Forfeited Shares”) in exchange for consideration previously received. After the forfeitures of the Forfeited Shares pursuant to the Forfeiture Agreements, such holders continue to hold an aggregate of 2,700,000 shares of the Company’s Class B common stock.