Form 10-Q
period 2024-03-31
Global Gas Corp
filed 2024-05-14
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-39819

GLOBAL GAS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	85-1617911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 Wall Street, Suite 436 New York, New York	10005
(Address of principal executive offices)	(Zip Code)

(917) 327-0437

(Registrant’s telephone number, including area code)

N/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 13, 2024, there were 5,428,256 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 2,700,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL GAS CORPORATION

TABLE OF CONTENTS

		Page
Part 1 - Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and the Period from February 16, 2023 (inception) to March 31, 2023 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2024 and the Period from February 16, 2023 (inception) to March 31, 2023 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and the Period from February 16, 2023 (inception) to March 31, 2023 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls And Procedures	26

Part II - Other Information		27

Item 1.	Legal Proceedings	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

i

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash	$286,522	$62,362
Prepaid expenses	49,583	583
Marketable securities	-	1,120,966
Total Current Assets	336,105	1,183,911
TOTAL ASSETS	$336,105	$1,183,911

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable – related party	$124,867	$124,867
Accounts payable and accrued expenses	182,999	1,086,212
Advances – related party	2,352	2,352
Promissory notes – related parties	273,950	273,950
Total Current Liabilities	584,168	1,487,381
Derivative warrant liabilities	540,350	431,200
TOTAL LIABILITIES	1,124,518	1,918,581

Commitments and contingencies (note 9)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; zero shares issued or outstanding as of March 31, 2024 and December 31, 2023	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,428,256 shares issued or outstanding as of March 31, 2024 and December 31, 2023	543	543
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,700,000 and 4,300,000 shares issued or outstanding as March 31, 2024 and December 31, 2023, respectively	270	430
Subscription receivable	(2,483,141)	(2,608,141)
Additional paid-in capital	2,172,834	2,172,674
Accumulated deficit	(478,919)	(300,176)
Total stockholders’ deficit	(788,413)	(734,670)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$336,105	$1,183,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from February 16, 2023 (inception) to March 31,
	2024	2023

Operating Expenses:
General and administrative	$77,159	$42
Start up costs	-	574
Loss from operations	(77,159)	(616)

Other expenses, net:
Interest income	7,566	-
Change in fair value of derivative warrant liabilities	(109,150)	-
Total other expenses, net	(101,584)	-

Net loss	$(178,743)	$(616)

Weighted average number of Class A common stock outstanding, basic and diluted	5,428,256	-
Net loss per Class A common stock, basic and diluted	$(0.02)	$-
Weighted average number of Class B common stock outstanding, basic and diluted	3,825,275	4,300,000
Net loss per Class B common stock, basic and diluted	$(0.02)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock					Additional		Total
	Class A		Class B		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – December 31, 2023	5,428,256	$543	4,300,000	$430	(2,608,141)	$2,172,674	$(300,176)	$(734,670)
Forfeiture of Class B common stock	—	—	(1,600,000)	(160)	—	160	—	—
Proceeds from forward purchase agreement shares	—	—	—	—	125,000	—	—	125,000
Net loss	—	—	—	—		—	(178,743)	(178,743)
Balance – March 31, 2024	5,428,256	$543	2,700,000	$270	(2,483,141)	$2,172,834	$(478,919)	$(788,413)

FOR THE PERIOD FROM FEBRUARY 16, 2023 (INCEPTION) TO MARCH 31, 2023

	Members’	Common Stock				Additional		Total
	Contribution	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 16, 2023 (inception),	$—	—	$—	—	$—	$—	$—	$—
Members’ Contribution of Capital	12,500	—	—	—	—	—	—	12,500
Merger Recapitalization (Note 4)	(12,500)	—	—	4,300,000	430	12,070	—	—
Net loss	—	—	—	—	—	—	(616)	(616)
Balance – March 31, 2023	—	—	$—	4,300,000	$430	$12,070	$(616)	$(11,884)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from February 16, 2023 (inception) to March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(178,743)	(616)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on marketable securities	(7,566)	-
Change in fair value of derivative warrant liabilities	109,150	-
Changes in operating assets and liabilities:
Prepaid expenses	(49,000)	-
Accounts payable and accrued expenses	(903,213)	42
Net cash used in operating activities	(1,029,372)	(574)

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities	1,128,532	-
Net cash provided by investing activities	1,128,532	-

Cash Flows from Financing Activities:
Capital contribution from Members	-	12,500
Advances – related party	-	574
Proceeds from forward purchase agreement	125,000	-
Net cash provided by financing activities	125,000	13,074

Net change in cash	224,160	12,500
Cash, beginning of period	62,362	-
Cash, end of period	$286,522	$12,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Global Gas Corporation, a Delaware corporation (the “Company,” “Global Gas”), is a nascent pure-play hydrogen and carbon recovery project developer and industrial gas supplier. Global Gas intends to offer customers reliable, low-carbon and clean hydrogen, pure carbon dioxide, and other gases generated from a variety of feedstocks. Global Gas’ planned activities involve (i) the sourcing, identification, evaluation and vetting of offtake customers seeking to purchase industrial gases, (ii) the securing of local feedstocks, equipment, and utilities, (iii) the planning and management of projects and (iv) the structuring and financing of projects. Global Gas targets both privately- and publicly funded hydrogen development and selected carbon recovery projects, including projects supported by local-, county-, state-, and national-level governments in North America, Western Europe, and Great Britain.

Global Gas intends to serve traditional industrial gas customers and is particularly focused on plans to serve the rapidly growing hydrogen-as-energy-carrier market for use in hydrogen fuel-cell powered vehicles. Global Gas’ growth strategy is based on its developing ability to place modular generation, recovery, storage, and dispense solutions in closer geographic proximity to end customers — onsite in many cases — and its developing ability to produce and sell multiple outputs from a single feedstock input. Additionally, governments at all levels in North America and Western Europe have and are deploying substantial incentives to mitigate the impact of climate change and to decarbonize their economies. Global Gas believes it is well-placed to benefit as a developer of projects eligible for several of these incentives, such as the hydrogen tax production credits and the investment tax credits made available in the United States through the Inflation Reduction Act of 2022 (the “IR Act”).

Business Combination

On December 21, 2023 (the “Closing Date”), Global Gas Corporation (formerly known as Dune Acquisition Corporation) (prior to the Effective Time (as defined below), “Dune” and after the Effective Time, the “Company”), consummated the previously-announced business combination pursuant to that certain Unit Purchase Agreement, dated May 14, 2023 (as amended on August 22, 2023 and as further amended on November 24, 2023, the “Purchase Agreement”), by and among Dune, Global Gas Holdings LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Dune (“Holdings”), Global Hydrogen Energy LLC, a Delaware limited liability company (“Global Hydrogen”), and William Bennett Nance, Jr., Sergio Martinez and Barbara Guay Martinez (collectively, the “Sellers”), the equity holders of Global Hydrogen. William Bennett Nance, Jr., the Founder and Chief Executive Officer of Global Hydrogen, was also a director of Dune and, as of the Effective Time, is now the Chief Executive Officer and a director of the Company.

In connection with the closing of such business combination, the registrant changed its name from Dune Acquisition Corporation to Global Gas Corporation, and on December 22, 2023, the Company’s Class A Common Stock (as defined below) and warrants began trading on The Nasdaq Capital Market (“Nasdaq”) under the new trading symbols “HGAS” and “HGASW,” respectively.

In accordance with the terms and subject to the conditions of the Purchase Agreement and the other transactions contemplated thereby (the “Business Combination”), at the closing of the Business Combination (the “Closing”) on December 21, 2023, (a) Dune contributed to Holdings all of its assets (excluding its interests in Holdings and the aggregate amount of cash proceeds required to satisfy redemptions by Dune’s public stockholders (“Stockholder Redemptions”)), and in exchange therefor, Holdings issued to Dune a number of common equity units of Holdings (“Holdings Common Units”) which equal the number of total shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), of Dune issued and outstanding immediately after the Closing (giving effect to all Stockholder Redemptions) (such transactions, the “SPAC Contribution”) and (b) immediately after the SPAC Contribution, the Sellers transferred, conveyed, assigned and delivered all of the limited liability company equity interests of Global Hydrogen (“Global Hydrogen Units”) to Holdings in exchange for shares of Class B voting non-economic common stock, par value $0.0001 per share (“Class B Common Stock”), of Dune and Holdings Common Units (together with the SPAC Contribution, the “Combination Transactions”), as a result of which, (i) each issued and outstanding Global Hydrogen Unit immediately prior to the Combination Transactions is now held by Holdings, (ii) each Seller received an aggregate number of Holdings Common Units and shares of Class B Common Stock, in each case, equal to the number of Global Hydrogen Units held by such Seller, multiplied by the applicable exchange ratio, and (iii) Dune changed its name to Global Gas Corporation and the Company became the publicly traded reporting company. The effective time of the Business Combination on the Closing Date is referred to as the “Effective Time.”

The Business Combination was accomplished through what is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies undertaking an initial public offering. The “Up-C” structure allowed the Sellers, who became equity holders of Holdings upon the consummation of the Combination Transactions, to retain their equity ownership in Holdings, an entity that is classified as a partnership for United States federal income tax purposes, in the form of Holdings Common Units after the Closing, and provides potential future tax benefits for both the Company and Holdings’ equity holders (other than the Company) when they ultimately exchange their Holdings Common Units.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, although Dune acquired all of the outstanding equity interests of Global Hydrogen in the Business Combination, Dune was treated as the “acquired” company and Global Hydrogen was treated as the accounting acquirer for financial statement reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Global Hydrogen issuing stock for the net assets of Dune, accompanied by a recapitalization. The net assets of Dune were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Global Hydrogen. See Note 4, “Recapitalization.”

In connection with the Business Combination, on December 1, 2023, Dune and Global Hydrogen entered into a forward purchase agreement (the “Forward Purchase Agreement”) with each of Meteora Strategic Capital, LLC (“MSC”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO” and, collectively with MSC and MCP, the “Meteora Entities”) for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement, on the Closing Date, the Sellers purchased 258,934 shares of Dune Class A Common Stock (the “Recycled Shares”) directly from the redeeming stockholders of Dune. Also on the Closing Date, the Company paid to the Sellers a prepayment amount of $2.6 million required under the Forward Purchase Agreement directly from the trust account and transferred to the Sellers 939,614 shares of Dune Class A Common Stock (the “Share Consideration”). See Note 7, “Stockholders Equity” for more details about the Forward Purchase Agreement.

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

On March 4, 2024, Global Gas entered into forfeiture agreements (the “Forfeiture Agreements”) with each of Sergio Martinez, Barbara Guay Martinez and William Bennett Nance, Jr., pursuant to which such individuals forfeited an aggregate of 1,600,000 shares of Class B Common Stock (collectively, the “Forfeitures”). After the Forfeitures, the Sellers continue to hold an aggregate of 2,700,000 shares of Class B Common Stock.

The rights of holders of our Class A Common Stock and Warrants are governed by our second amended and restated certificate of incorporation (the “Amended and Restated Charter”), our amended and restated bylaws (the “Amended and Restated Bylaws”) and the Delaware General Corporation Law (the “DGCL”), and in the case of the Public Warrants and Private Placement Warrants, the Warrant Agreement dated as of December 17, 2020, between the Company and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent.

On May 14, 2023, Dune, Dune Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”), and each of the Sellers entered into a lock-up agreement (the “Lock-up Agreement”), which became effective as of the Closing. Under the Lock-up Agreement, the Sponsor and the Sellers agreed to certain restrictions on transfer with respect to the shares of Company common stock and private placement warrants they hold as of the Closing, which restrictions amend and supersede the restrictions on transfer the Sponsor agreed to in that certain letter agreement, dated December 17, 2020, entered into by and among Dune, the Sponsor and Dune’s officers and directors in connection with Dune’s initial public offering (the “IPO”). The restrictions on transfer contained in the Lock-up Agreement apply to the Sellers and the existing equity holders of the Sponsor, and: (i) end, with respect to shares of Company common stock, on the earlier of twelve (12) months after (and excluding) the Closing Date and the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization, bankruptcy or other similar transaction that results in all of the shares of Company common stock being converted into cash, securities or other property; and (ii) ended, with respect to the Company’s private placement warrants, thirty (30) days after the Closing Date.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. LIQUIDITY AND GOING CONCERN

Going Concern

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party. The Company had $286,522 in cash, a working capital deficit of $248,063, and an accumulated deficit of $478,919 as of March 31, 2024.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Form 10-K”).

Principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

All significant intercompany transactions and balances have been eliminated upon consolidation.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates included in these financial statements are the determination of the fair value of the warrant liabilities and marketable securities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

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

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

Cash is comprised of cash in the bank which is subject to an insignificant risk of changes in value. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2024 and December 31, 2023, cash amounted to $527 and $62,362, respectively. At March 31, 2024 and December 31, 2023, cash equivalents amounted to $285,995 and $0, respectively.

Marketable securities

The Company held investment securities in mutual funds primarily in U.S. government securities. Since all of the Company’s permitted investments consist of treasury securities, fair values of its investments are determined by Level 1 inputs utilizing quoted market prices (unadjusted) in active markets for identical assets.

Earnings on these securities are included in interest income on marketable securities in the consolidated statement of operations and are automatically reinvested. The fair value of these securities was determined using quoted market prices in active markets for identical assets. At March 31, 2024 and December 31, 2023, marketable securities amounted to $0 and $1,120,966, respectively.

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

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

4. RECAPITALIZATION

As discussed in Note 1, “Organization and Business Operations”, the Business Combination was consummated on December 21, 2023, which, for accounting purposes, was treated as the equivalent of Global Hydrogen issuing stock for the net assets of Dune, accompanied by recapitalization. Under this method of accounting, Dune was treated as the acquired company for financial accounting and reporting purposes under GAAP.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash-trust and cash, net of redemptions	$4,447,404
Less: transaction costs, loans and advisory fees, paid	(614,040)
Less: fees paid in connection with the forward purchase agreement	(2,608,141)
Net proceeds from the Business Combination	1,225,223
Less: Derivative warrant liabilities	(539,000)
Less: liabilities assumed	(1,155,075)
Less: others, net	21,858
Reverse recapitalization, net	$(446,994)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

Dune Class A common stock, outstanding prior to the Business Combination	5,494,554
Less: Redemption of Dune Class A common stock	(747,518)
Business Combination shares	4,747,036
Global Hydrogen shares, Class B	681,220
PIPE investor shares, Class A	4,300,000
Common Stock immediately after the Business Combination	9,728,256

The number of Global Hydrogen shares was determined as follows:

	Global Hydrogen units	Global Hydrogen Shares after conversion ratio
Class B Common Stock	12,500	4,300,000

Redemption

Prior to the closing of the Business Combination, certain Dune public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 747,518 shares of Dune Class A common stock for an aggregate payment of $7,507,825.

Public and private placement warrants

The 8,625,000 Public Warrants issued in the IPO the (“Public Placement Warrants) and 4,850,000 warrants issued in connection with private placement at the time of the IPO (the “Private Placement Warrants”) remained outstanding and became warrants of the Company (see Note 7).

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	March 31,	December 31,
	2024	2023
Accounting and Consulting	$30,000	$34,505
Legal Fees	39,038	35,000
Transaction costs(1)	112,561	1,016,707
Other	1,400	-
	$182,999	$1,086,212

(1)	Accounts payable and accrued expenses assumed in business combination

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. RELATED PARTY TRANSACTIONS

Advances – Related party

From February 16, 2023 (inception) to December 31, 2023, a member advanced the Company a total of $852 to cover start-up and other operating costs. These amounts are due on demand. At March 31, 2024 and December 31, 2023, the balance of $2,352 of advances – related party includes $852 of start-up and other expenses and $1,500 of reimbursable expenses to an affiliate as discussed below.

Accounts payable - related party

Commencing on the date that the Dune’s securities were first listed on Nasdaq and ending on the consummation of Dune’s Business Combination, Dune was obligated to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of March 31, 2024 and December 31, 2023, the Company had $110,000 outstanding for these services in connection with such agreement due to related parties within Accounts payable – related party on the accompanying consolidated balance sheets.

Prior to the consummation of the Business Combination, Dune agreed to reimburse its Sponsor, officers and directors, or any of their respective affiliates for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. As of March 31, 2024 and December 31, 2023, there was $14,867 included in accounts payable – related party and $1,500 included in due to a related party on the accompanying consolidated balance sheet related to reimbursement of such expenses.

Promissory Note – Related Party

On June 21, 2023, the Company entered into an unsecured promissory note (the “Note”) with an affiliate pursuant to which the affiliate agreed to loan the Company up to an aggregate principal amount of $250,000 for working capital purposes and to pay expenses related to the Business Combination. The Note is non-interest bearing and was payable on the earlier of the Closing Date or December 31, 2023. The Note is not convertible. As of March 31, 2024 and December 31, 2023, there were $103,950 outstanding under the Note. On the Closing Date, the Company and affiliate amended the Note to (i) defer the maturity date of the Note to June 30, 2024 and (ii) limit the principal amount available under the Note to $103,950. All other terms and conditions of the Note remain unchanged.

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provided for borrowings from time to time of up to an aggregate of $300,000 that was allowed to be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination. The Sponsor Note does not bear interest and was payable on the earlier of December 31, 2023 and the Closing Date. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Sponsor Note and all other sums payable with regard to the Sponsor Note to become immediately due and payable. As of March 31, 2024 and December 31, 2023, the Company had borrowed $170,000 under the Sponsor Note. On the Closing Date, the Company and affiliate amended the Sponsor Note to (i) defer the maturity date of the Sponsor Note to June 30, 2024 and (ii) limit the principal amount available under the Sponsor Note to $170,000. All other terms and conditions of the Sponsor Note remain unchanged.

Employment Agreement Amendment

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

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 5,428,256 Class A common stock issued and outstanding.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 2,700,000 and 4,300,000 shares of Class B common stock issued and outstanding, respectively.

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

Warrants

As part of the IPO, Dune issued warrants to third party investors where each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the IPO, Dune completed the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant which allows the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share. At March 31, 2024 and December 31, 2023, there were 8,625,000 Public Warrants and 4,850,000 Private Placement warrants outstanding.

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

GLOBAL GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for the forward purchase agreement for as a derivative in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and presented in equity at March 31, 2024 and December 31, 2023 on the consolidated balance sheet.

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

Pursuant to the terms of the Forward Purchase Agreement, the Seller intended, but was not obligated, to purchase up to 950,000 shares minus the Share Consideration Shares (as defined below) (the “Maximum Number of Shares”) of Class A common stock, par value $0.0001 per share, of Dune (“Dune Class A Common Stock”) substantially concurrently with the closing of the Business Combination, less the number of shares of Dune Class A Common Stock purchased by Seller separately from third parties through a broker in the open market (“Recycled Shares”) prior to the closing of the Business Combination. Seller shall not be required to purchase an amount of Dune Class A Common Stock such that following such purchase, the Seller’s ownership would exceed 9.9% of the total Dune Class A Common Stock outstanding immediately after giving effect to such purchase, unless Seller, at its sole discretion, waives such 9.9% ownership limitation. The Number of Shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares of Dune Class A Common Stock as described under “Optional Early Termination” in the Forward Purchase Agreement. Seller intended to purchase Dune Class A Common Stock pursuant to its FPA Funding Amount PIPE Subscription Agreement (as defined below) and from third parties (other than Counterparty) through a broker in the open market (other than through Counterparty).

The Forward Purchase Agreement provides that Seller would be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to the product of (i) the Number of Shares as set forth in each Pricing Date Notice and (ii) the redemption price per share (the “Initial Price”) as defined in Section 9.2(a) of Dune’s Amended and Restated Charter, less (iii) an amount in US dollars equal to 0.5% of the product of the Recycled Shares and the Initial Price paid by Seller to Counterparty on the Prepayment Date (which amount shall be netted from the Prepayment Amount) (the “Prepayment Shortfall”).

The Counterparty would pay to Seller the Prepayment Amount required under the Forward Purchase Agreement directly from the Counterparty’s trust account maintained by Continental Stock Transfer & Trust Company holding the net proceeds of the sale of the units in the Counterparty’s initial public offering and the sale of private placement warrants (the “Trust Account”) no later than the earlier of (a) one business day after the date of the Business Combination closing (the “Closing Date”) and (b) the date any assets from the Trust Account are disbursed in connection with the Business Combination, except that to the extent the Prepayment Amount payable to a Seller is to be paid from the purchase of Additional Shares by such Seller pursuant to the terms of its FPA Funding Amount PIPE Subscription Agreement, such amount will be netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller will be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount.

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

GLOBAL GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Seller has agreed to waive any redemption rights under the Amended and Restated Charter with respect to any Dune Class A Common Stock purchased through the FPA Funding Amount PIPE Subscription Agreement and any Recycled Shares in connection with the Business Combination. Such waiver may reduce the number of Dune Class A Common Stock redeemed in connection with the Business Combination, and such reduction could alter the perception of the potential strength of the Business Combination. The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Business Combination, including Rule 14e-5 under the Securities Exchange Act of 1934, as amended. Seller cannot tender any shares in any public tender offer for a period of eight months after the Closing Date.

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

Forfeiture Agreements

On March 4, 2024, the Company entered into the Forfeiture Agreements with certain holders of the Company’s Class B common stock. Pursuant to the Forfeiture Agreements, such holders forfeited an aggregate of 1,600,000 shares (the “Forfeited Shares”) in exchange for consideration previously received. After the Forfeitures pursuant to the Forfeiture Agreements, the Sellers continue to hold an aggregate of 2,700,000 shares of the Company’s Class B common stock.

8. FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets, Liabilities and Equity subject to fair value measurements are as follows:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total

Liabilities
Derivative warrant liabilities – public	345,860	-	-	345,860
Derivative warrant liabilities – private placement	194,490	-	-	194,490
Total liabilities	$540,350	$-	$-	$540,350

GLOBAL GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities	$1,120,966	-	$-	$1,120,966

Liabilities
Derivative warrant liabilities – public	276,000	-	-	276,000
Derivative warrant liabilities – private placement	155,200	-	-	155,200
Total liabilities	$431,200	$-	$-	$431,200

Warrant liabilities

The public warrants are separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of March 31, 2024 and December 31, 2023 was based on the fair value of the public warrants.

For the three months ended March 31, 2024, the Company recognized an expense from an increase in the fair value of liabilities of approximately $109,150 presented as a change in fair value of derivative warrant liabilities in the accompanying condensed consolidated statements of operations.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company.

10. SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 13, 2024, which represents the date the condensed consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, our audited consolidated financial statements as of the year ended December 31, 2023, and other information included elsewhere in this report. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our” and “the Company” generally refer to Global Hydrogen in in the present tense or Global Gas from and after the Business Combination.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward-looking statements may be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “shall,” “seek,” “result,” “become,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean a statement is not forward looking. Indications of, and guidance or outlook on, future earnings, dividends or financial position or performance are also forward looking statements. These forward-looking statements include, but are not limited to: (1) references with respect to the anticipated benefits of the proposed Business Combination and anticipated closing timing; (2) the anticipated capitalization and enterprise value of the combined company following the consummation of the proposed Business Combination; (3) current and future potential commercial and customer relationships; and (4) anticipated demand for Global Gas’ product and service offerings.

These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially, and potentially adversely, from those expressed or implied in the forward-looking statements. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Most of these factors are outside the Company’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (i)  risks relating to the uncertainty of the projected financial information with respect to Global Hydrogen; (ii) the impact of the COVID-19 pandemic on Global Hydrogen’s business; (iii) the inability to maintain the listing of the Company’s shares on The Nasdaq Capital Market (“Nasdaq”); (iv) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of Global Hydrogen to grow and manage growth profitably, sell and expand its product and service offerings, implement its growth strategy and retain its key employees; (v) risks relating to Global Hydrogen’s operations and business, including the combined company’s ability to raise financing, hire employees, secure supplier, customer and other commercial contracts, obtain licenses and information technology and protect itself against cybersecurity risks; (vi) intense competition and competitive pressures from other companies worldwide in the industries in which the combined company will operate; (vii) litigation and the ability to adequately protect the combined company’s intellectual property rights; (viii) costs related to the Business Combination; (ix) changes in applicable laws or regulations; and (x) the possibility that Global Hydrogen may be adversely affected by other economic, business and/or competitive factors.

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

Our growth strategy is based on developing our ability to place modular generation, recovery, storage, and dispensing solutions in closer geographic proximity to our end customers — onsite in many cases — and our ability to produce and sell multiple outputs from a single feedstock input. We hope that these plans, if successfully carried out, will allow us to produce clean hydrogen and carbon dioxide at a net cost normally seen only in larger scale plants and which supports competitive market prices for our end products. Additionally, governments at all levels in North America and Western Europe have and are deploying substantial incentives to mitigate the impact of climate change and to decarbonize their economies. We believe we are well-placed to benefit as a developer of projects eligible for several of these incentives, such as the hydrogen tax production credits and the investment tax credits made available in the United States through the Inflation Reduction Act of 2022.

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

Recent Developments

Recent events impacting our business are as follows:

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

Employment Agreement

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

Results of Operations

As of March 31, 2024, the Company has not generated any revenue. As of March 31, 2024, the Company’s expenses have been related to initial operations and efforts to source materials for future projects and to undertake conversations with potential customers.

The following table sets forth our condensed consolidated statement of operations for the three months ended March 31, 2024 and the period from February 16, 2023 (inception) to March 31, 2023, and the dollar and percentage change between the two periods:

	For the Three Months Ended March 31,	For the Period from February 16, 2023 (inception) to March 31,
	2024	2023	$ Change	% Change
Costs and expenses:
General and administrative	$77,159	$42	$77,117	183612%
Start up costs	0	574	(574)	(100%)
Total costs and expenses	77,159	616	76,543	12426%
Operating loss	(77,159)	(616)	(76,543)	12426%

Other income (expense):
Interest income	7,566	-	7,566	NM*
Change in fair value of warrants liabilities	(109,150)	-	(109,150)	NM*
Loss before income taxes	(178,743)	(616)	(178,127)	183612%
Income tax expense	-	-	-	-
Net (loss) income	$(178,743)	$(616)	$(178,127)	28917%

NM*	- Percentage change not meaningful

General and administrative expenses

General and administrative expenses increased by $77,117 for the three months ended March 31, 2024 compared to the period from February 16, 2023 (inception) to March 31, 2023, primarily related to franchise tax expense, legal fees and listing fees.

Start-up costs

Start-up cost of $574 was incurred at inception of the Company for the period from February 16, 2023 (inception) to March 31, 2023.

Interest income

For the three months ended March 31, 2024, the Company earned $7,566 of interest income on marketable securities.

Change in fair value of warrants liabilities

The change in fair value of warrant liabilities of $109,150 is recognized into expense for the three months ended March 31, 2024.

Liquidity and Capital Resources

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party. The Company had $286,522 in cash, a working capital deficit of $248,063, and an accumulated deficit of $478,919 as of March 31, 2024.

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

Cash flows for the three months ended March 31, 2024 and the period from February 16, 2023 (inception) to December 31, 2023.

The following table summarizes cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and the period from February 16, 2023 (inception) to March 31, 2023:

	For the three months ended March 31, 2024	For the period from February 16, 2023 (inception) to March 31, 2023
Net cash used in operating activities	$(1,029,372)	$(574)
Net cash provided by investing activities	$1,128,532	$-
Net cash provided by financing activities	$125,000	$13,074

Cash flows from operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $1,029,372, primarily related to the net loss for the period and decrease in accounts payable and accrued expenses.

Net cash used in operating activities for the period from February 16, 2023 (inception) to March 31, 2023 was $574, primarily related to the net loss for the period.

Cash flows from investing activities

Net cash provided by investing activities during the three months ended March 31, 2024 was $1,128,532 related to proceeds from redemption of marketable securities partially offset by purchase of marketable securities.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended March 31, 2024 was $125,000, consisting of the proceeds received from forward purchase agreement contract.

Net cash provided by financing activities during the period from February 16, 2023 (inception) to March 31, 2023 was $13,074, consisting primarily of capital contribution from members.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and future periods, if the revision affects both current and future periods.

A summary of our significant accounting policies is included in Note 3, “Summary of significant accounting policies” to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Fair Value Measurement

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

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

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

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

New Accounting Pronouncements

Recently Issued Accounting Standards

The Company is expected to be an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of the Company’s consolidated condensed financial statements to those of other public companies more difficult.

For the impact of recently issued accounting pronouncements on the Company’s unaudited condensed consolidated financial statements, see Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 5. Other Information

During the quarter ended March 31, 2024, (i) no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) nor “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) the Company did not adopt or terminate any Rule 10b5-1 trading arrangement..

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Global Gas Corporation Inc. for the quarter ended March 31, 2024, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13 day of May, 2024.

GLOBAL GAS CORPORATION

May 13, 2024	By:	/s/ William Bennett Nance, Jr.
William Bennett Nance, Jr.
Chief Executive Officer, Secretary and Director

May 13, 2024	By:	/s/ Shachi Shah
Shachi Shah.
Chief Financial Officer