Form 10-Q
period 2024-06-30
Global Gas Corp
filed 2024-08-14
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common Stock, par value $0.0001 per share	HGAS	OTCQB

Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	HGASW	OTCQB

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

As of August 14, 2024, there were 5,428,256 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 2,700,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL GAS CORPORATION

TABLE OF CONTENTS

		Page
Part 1 - Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the Three and six Months Ended June 30, 2024 and the three months ended and the Period from February 16, 2023 (inception) to June 30, 2023 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Three and six Months Ended June 30, 2024 and Three Months ended and the Period from February 16, 2023 (inception) to June 30, 2023 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and the Period from February 16, 2023 (inception) to June 30, 2023 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls And Procedures	27

Part II - Other Information		28

Item 1.	Legal Proceedings	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

i

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$338,784	$1,183,328
Deposit	144,000	-
Prepaid expenses and other receivables	129,683	583
Total Current Assets	612,467	1,183,911
TOTAL ASSETS	$612,467	$1,183,911

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable – related party	$124,867	$124,867
Accounts payable and accrued expenses	168,111	1,086,212
Deferred Revenue	207,436	-
Advances – related party	2,352	2,352
Promissory notes – related parties	273,950	273,950
Total Current Liabilities	776,716	1,487,381
Derivative warrant liabilities	68,730	431,200
TOTAL LIABILITIES	845,446	1,918,581

Commitments and contingencies (note 9)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; zero shares issued or outstanding as of June 30, 2024 and December 31, 2023	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,428,256 shares issued or outstanding as of June 30, 2024 and December 31, 2023	543	543
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,700,000 and 4,300,000 shares issued or outstanding as June 30, 2024 and December 31, 2023, respectively	270	430
Subscription receivable	(2,333,141)	(2,608,141)
Additional paid-in capital	2,172,834	2,172,674
Accumulated deficit	(73,485)	(300,176)
Total stockholders’ deficit	(232,979)	(734,670)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$612,467	$1,183,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from February 16, 2023 (inception) to June 30,
	2024	2023	2024	2023

Operating Expenses:
General and administrative	$71,095	$252,310	$148,254	$252,352
Start up costs	-	-	-	574
Loss from operations	(71,095)	(252,310)	(148,254)	(252,926)

Other expenses, net:
Interest income	4,909	49	12,475	49
Change in fair value of derivative warrant liabilities	471,620	-	362,470	-
Total other expenses, net	476,529	49	374,945	49

Net income (loss)	$405,434	$(252,261)	$226,691	$(252,877)

Weighted average number of Class A common stock outstanding, basic and diluted	5,428,256	-	5,428,256	-
Net income (loss) per Class A common stock, basic and diluted	$0.05	$-	$0.03	$-
Weighted average number of Class B common stock outstanding, basic and diluted	2,700,000	4,300,000	3,262,637	4,300,000
Net income (loss) per Class B common stock, basic and diluted	$0.05	$(0.06)	$0.03	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock					Additional		Total
	Class A		Class B		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – December 31, 2023	5,428,256	$543	4,300,000	$430	(2,608,141)	$2,172,674	$(300,176)	$(734,670)
Forfeiture of Class B common stock	—	—	(1,600,000)	(160)	—	160	—	—
Proceeds from forward purchase agreement shares	—	—	—	—	125,000	—	—	125,000
Net loss	—	—	—	—		—	(178,743)	(178,743)
Balance – March 31, 2024	5,428,256	$543	2,700,000	$270	(2,483,141)	$2,172,834	$(478,919)	$(788,413)
Proceeds from forward purchase agreement shares	—	—	—	—	150,000	—	—	150,000
Net income	—	—	—	—	—	—	405,434	405,434
Balance – June 30, 2024	5,428,256	$543	2,700,000	$270	(2,333,141)	$2,172,834	$(73,485)	$(232,979)

FOR THE THREE MONTHS ENDED AND THE PERIOD FROM FEBRUARY 16, 2023 (INCEPTION) TO JUNE 30, 2023

	Members’	Common Stock				Additional		Total
	Contribution	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 16, 2023 (inception),	$—	—	$—	—	$—	$—	$—	$—
Members’ Contribution of Capital	12,500	—	—	—	—	—	—	12,500
Merger Recapitalization (Note 4)	(12,500)	—	—	4,300,000	430	12,070	—	—
Net loss	—	—	—	—	—	—	(616)	(616)
Balance – March 31, 2023	—	—	$—	4,300,000	$430	$12,070	$(616)	$11,884
Net loss	—	—	—	—	—	—	(252,261)	(252,261)
Balance – June 30, 2023	—	—	$—	4,300,000	$430	$12,070	$(252,877)	$(240,377)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from February 16, 2023 (inception) to June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$226,691	(252,877)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Change in fair value of derivative warrant liabilities	(362,470)	-
Changes in operating assets and liabilities:	-	-
Prepaid expenses and other receivables	(129,100)	-
Deposit	(144,000)	-
Accounts payable and accrued expenses	(918,101)	216,749
Deferred revenue	207,436	-
Net cash and cash equivalents used in operating activities	(1,119,544)	(36,128)

Cash Flows from Financing Activities:
Capital contribution from Members	-	12,500
Proceeds from promissory note – related party		83,950
Advances – related party	-	716
Proceeds from forward purchase agreement	275,000	-
Net cash and cash equivalents provided by financing activities	275,000	97,166

Net change in cash and cash equivalents	(844,544)	61,038
Cash and cash equivalents, beginning of period	1,183,328	-
Cash and cash equivalents, end of period	$338,784	$61,038

Supplemental Cash flow information:
Taxes paid	$-	$-

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

In connection with the closing of such business combination, the registrant changed its name from Dune Acquisition Corporation to Global Gas Corporation.

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

2. LIQUIDITY AND GOING CONCERN

Going Concern

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party. The Company had $338,784 in cash and cash equivalents, a working capital deficit of $164,249, and an accumulated deficit of $73,485 as of June 30, 2024.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Form 10-K”).

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates included in these financial statements are the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

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

Prior Period Reclassification

The Company reclassified $1,120,966 from marketable securities to cash and cash equivalents on the accompanying balance sheets as at December 31, 2023, to conform with current year presentation. This reclassification had no effect on net income as previously reported.

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

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in the bank which is subject to an insignificant risk of changes in value. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2024 and December 31, 2023, cash amounted to $64,056 and $62,362, respectively. At June 30, 2024 and December 31, 2023, cash equivalents amounted to $274,728 and $1,120,966, respectively.

Deposits

From time to time the Company makes advanced payments to vendors for products to be sold to customers. These amounts are included as deposits on the condensed consolidated balance sheets.

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

The carrying amounts of certain financial instruments, such as cash equivalents, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

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

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company generates revenue through the resale of products. The Company considers customer agreements and purchase orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products either upon receipt of the product or as defined in the contract. The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement. At June 30, 2024 and December 31, 2023, $207,436 and $0 received as advanced payment for products being sourced is included in deferred revenue on the condensed consolidated balance sheets.

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	June 30,	December 31,
	2024	2023
Accounting and Consulting	$20,550	$34,505
Legal Fees	35,000	35,000
Transaction costs(1)	112,309	1,016,707
Other	252	-
	$168,111	$1,086,212

(1)	Accounts payable and accrued expenses assumed in business combination

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. RELATED PARTY TRANSACTIONS

Advances – Related party

From February 16, 2023 (inception) to December 31, 2023, a member advanced the Company a total of $852 to cover start-up and other operating costs. These amounts are due on demand. At June 30, 2024 and December 31, 2023, the balance of $2,352 of advances – related party includes $852 of start-up and other expenses and $1,500 of reimbursable expenses to an affiliate as discussed below.

Accounts payable - related party

Commencing on the date that the Dune’s securities were first listed on Nasdaq and ending on the consummation of Dune’s Business Combination, Dune was obligated to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of June 30, 2024 and December 31, 2023, the Company had $110,000 outstanding for these services in connection with such agreement due to related parties within Accounts payable – related party on the accompanying consolidated balance sheets.

Prior to the consummation of the Business Combination, Dune agreed to reimburse its Sponsor, officers and directors, or any of their respective affiliates for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. As of June 30, 2024 and December 31, 2023, there was $14,867 included in accounts payable – related party and $1,500 included in due to a related party on the accompanying consolidated balance sheet related to reimbursement of such expenses.

Promissory Note – Related Party

On June 21, 2023, the Company entered into an unsecured promissory note (the “Note”) with an affiliate pursuant to which the affiliate agreed to loan the Company up to an aggregate principal amount of $250,000 for working capital purposes and to pay expenses related to the Business Combination. The Note is non-interest bearing and was payable on the earlier of the Closing Date or December 31, 2023. The Note is not convertible. As of June 30, 2024 and December 31, 2023, there were $103,950 outstanding under the Note. The Note is due on demand.

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provided for borrowings from time to time of up to an aggregate of $300,000 that was allowed to be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination. The Sponsor Note does not bear interest and was payable on the earlier of December 31, 2023 and the Closing Date. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Sponsor Note and all other sums payable with regard to the Sponsor Note to become immediately due and payable. As of June 30, 2024 and December 31, 2023, the Company had borrowed $170,000 under the Sponsor Note. The Sponsor Note is due on demand.

Employment Agreement Amendment

On March 4, 2024, Global Hydrogen entered into an employment agreement amendment (the “Employment Agreement Amendment”) with William Bennet Nance, Jr., the former Chief Executive Officer and Founder of Global Hydrogen and a former director of the Company. Pursuant to the Employment Agreement Amendment, Mr. Nance’s compensation was restructured to entitle him to contingent payments (“Gross Profit Payments”) equal to 15% of the Gross Profit (as defined in the Employment Agreement Amendment) of the Company, determined in accordance with U.S. generally accepted accounting principles, up to a maximum amount of $250,000 on an annualized basis, less applicable taxes and withholdings, in lieu of the base salary he had previously been entitled to. The Employment Agreement Amendment also made conforming changes to Mr. Nance’s employment agreement, such that (i) the change in his compensation structure effected by the Employment Agreement Amendment would not constitute “good reason” for Mr. Nance to terminate his employment with Global Hydrogen, other subsidiaries of the Company or the Company itself, and (ii) if Mr. Nance’s employment was terminated by him for good reason, or by the Company without cause (and not due to death or disability), Mr. Nance was to be entitled to consideration updated to include any earned but unpaid Gross Profit Payments through the date of termination. The Employment Agreement Amendment also shortened the restricted period during which certain non-competition and non-solicitation provisions of Mr. Nance’s original employment agreement remained in effect. Effective June 17, 2024, Mr. Nance was terminated by the Company for “Cause” (as defined in the employment agreement) and the employment agreement was terminated.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 5,428,256 Class A common stock issued and outstanding.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 2,700,000 and 4,300,000 shares of Class B common stock issued and outstanding, respectively.

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

Warrants

As part of the IPO, Dune issued warrants to third party investors where each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the IPO, Dune completed the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant which allows the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share. At June 30, 2024 and December 31, 2023, there were 8,625,000 Public Warrants and 4,850,000 Private Placement warrants outstanding.

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

GLOBAL GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for the forward purchase agreement for as a derivative in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and presented in equity at June 30, 2024 and December 31, 2023 on the consolidated balance sheet.

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

8. FAIR VALUE MEASUREMENTS

We account for certain liabilities at fair value and classify these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). There were no assets measured at fair value as of June 30, 2024 and December 31, 2023.

Liabilities subject to fair value measurements are as follows:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total

Liabilities
Derivative warrant liabilities – public	43,990	-	-	43,990
Derivative warrant liabilities – private placement	24,740	-	-	24,740
Total liabilities	$68,730	$-	$-	$68,730

GLOBAL GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total

Liabilities
Derivative warrant liabilities – public	276,000	-	-	276,000
Derivative warrant liabilities – private placement	155,200	-	-	155,200
Total liabilities	$431,200	$-	$-	$431,200

Warrant liabilities

The public warrants are separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of June 30, 2024 and December 31, 2023 was based on the fair value of the public warrants.

For the three and six months ended June 30, 2024, the Company recognized an income from a decrease in the fair value of liabilities of approximately $471,620 and $362,470, respectively presented as a change in fair value of derivative warrant liabilities in the accompanying condensed consolidated statements of operations.

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company.

10. SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 14, 2024, which represents the date the condensed consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended June 30, 2024 and 2023, our audited consolidated financial statements as of the year ended December 31, 2023, and other information included elsewhere in this report. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Employment Agreement

Effective June 17, 2024, William Bennet Nance, Jr., the former Chief Executive Officer of Global Hydrogen and a former director of the Company, was terminated by the Company for “Cause” (as defined in the employment agreement) and his related employment agreement with Global Hydrogen was terminated. Pursuant to the employment agreement, Mr. Nance’s termination as an officer triggered his immediate and automatic resignation as a director of the Company.

Forfeiture Agreements

On March 4, 2024, the Company entered into Forfeiture Agreements” with certain holders of the Company’s Class B common stock. Pursuant to the Forfeiture Agreements, such holders forfeited an aggregate of 1,600,000 Forfeited Shares in exchange for consideration previously received. After the forfeitures of the Forfeited Shares pursuant to the Forfeiture Agreements, such holders continue to hold an aggregate of 2,700,000 shares of the Company’s Class B common stock.

Delisting of common stock and warrants

On December 22, 2023, the Company received a notice (the “Notice”) from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (common stock and warrants) would be subject to suspension and delisting from Nasdaq on January 3, 2024, due to the Company’s failure to satisfy the initial listing standards of The Nasdaq Capital Market upon closing of the Company’s previously announced business combination in accordance with Nasdaq Rule 5101-2. Specifically, the Company was unable to demonstrate compliance with the Stockholders Equity, Publicly Held Shares, Market Value of Listed Securities and Market Value of Publicly Held Shares requirements set forth in Nasdaq Rule 5505. The Company timely requested a hearing before the Panel, which resulted in a stay of any suspension or delisting action pending the hearing. The Company was granted until June 20, 2024 to demonstrate compliance with the above-referenced listing rules but was unable to do so by such date. As a result, on June 21, 2024, the Company received notice that the Panel had determined to delist the Company’s securities from Nasdaq and would suspend trading in its securities on the exchange effective at the open of business on June 25, 2024. Since the delisting, the Company’s common stock and warrants have been trading on the OTC market, OTCQB, with trading symbol “HGAS” and “HGASW”, respectively.

Results of Operations

As of June 30, 2024, the Company has not generated any revenue. As of June 30, 2024, the Company’s expenses have been related to initial operations and efforts to source materials for future projects and to undertake conversations with potential customers.

The following tables set forth our condensed consolidated statement of operations for the three and six months ended June 30, 2024 and three months ended June 30, 2023 and the period from February 16, 2023 (inception) to June 30, 2023, and the dollar and percentage change between the two periods:

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Costs and expenses:
General and administrative	$71,095	252,310	$(181,215)	(72)%
Total costs and expenses	71,095	252,310	(181,215)	(72)%
Operating income (loss)	(71,095)	(252,310)	181,215	(72)%

Other income (expense):
Interest income	4,909	49	4,860	NM*
Change in fair value of warrants liabilities	471,620	-	471,620	NM*
Income (loss) before income taxes	405,434	(252,261)	657,695	(261)%
Income tax expense	-	-	-	0%
Net income (loss)	$405,434	(252,261)	$657,695	(261)%

NM* - Percentage change not meaningful

	For the Six Months Ended June 30,	For the Period from February 16, 2023 to June 30,
	2024	2023	$ Change	% Change
Costs and expenses:
General and administrative	$148,254	252,352	$(104,098)	(41)%
Start up costs	-	574	(574)	(100)%
Total costs and expenses	148,254	252,926	(104,672)	(41)%
Operating income (loss)	(148,254)	(252,926)	104,672	(41)%

Other income (expense):
Interest income	12,475	49	12,426	NM*
Change in fair value of warrants liabilities	362,470	-	362,470	NM*
Income (loss) before income taxes	226,691	(252,877)	479,568	(190)%
Income tax expense	-	-	-	-
Net (loss) income	$226,691	(252,877)	$479,568	(190)%

NM* - Percentage change not meaningful

General and administrative expenses

General and administrative expenses decreased by $181,215 for the three months ended June 30, 2024 compared to the period from February 16, 2023 (inception) to June 30, 2023, primarily related to franchise tax expense, payroll expenses and legal fees.

General and administrative expenses decreased by $104,098 for the six months ended June 30, 2024 compared to the period from February 16, 2023 (inception) to June 30, 2023, primarily related to franchise tax expense, payroll expenses and legal fees.

Start-up costs

Start-up cost of $574 was incurred at inception of the Company for the period from February 16, 2023 (inception) to June 30, 2023, respectively.

Interest income

For the three and six months ended June 30, 2024, the Company earned $4,909 and $12,475, respectively, of interest income on cash equivalents.

For the three and six months ended June 30, 2023, the Company earned $49 of interest income on cash equivalents.

Change in fair value of warrants liabilities

The change in fair value of warrant liabilities of $471,620 and $362,470, respectively is recognized into expense for the three and six months ended June 30, 2024.

Liquidity and Capital Resources

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party. The Company had $338,784 in cash and cash equivalents, a working capital deficit of $164,249, and an accumulated deficit of $73,485 as of June 30, 2024.

The Company intends to operate with its current cash and cash equivalents on hand. In the future, the Company may borrow money and sell equity to finance its operations. As the Company has a limited operating history, its liquidity and capital resources may change substantially from past results.

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

Cash flows for the six months ended June 30, 2024 and the period from February 16, 2023 (inception) to December 31, 2023.

The following table summarizes cash flows from operating and financing activities for the six months ended June 30, 2024 and the period from February 16, 2023 (inception) to December 31, 2023:

	For the six months ended June 30, 2024	For the period from February 16, 2023 (inception) to June 30, 2023
Net cash and cash equivalents used in operating activities	$(1,119,544)	$(36,128)
Net cash and cash equivalents provided by financing activities	$275,000	$97,166

Cash flows from operating activities

Net cash and cash equivalents used in operating activities for the six months ended June 30, 2024 was $1,119,544, primarily related the decrease in accounts payable and accrued expenses, increase in deposit, increase in prepaid expenses and other receivables and change in fair value of warrant liabilities partially offset by net income for the period.

Net cash and cash equivalents used in operating activities for the period from February 16, 2023 (inception) to June 30, 2023 was $36,128, primarily related to the net loss for the period partially offset by the increase in accounts payable and accrued expense

 Cash flows from financing activities

Net cash and cash equivalents provided by financing activities during the six months ended June 30, 2024 was $275,000, consisting of the proceeds received from forward purchase agreement contract.

Net cash and cash equivalents provided by financing activities during the period from February 16, 2023 (inception) to June 30, 2023 was $97,166, consisting primarily of capital contribution from members and proceeds from promissory notes – related party.

Critical Accounting Policies

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 5. Other Information

During the quarter ended June 30, 2024, (i) no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) nor “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) the Company did not adopt or terminate any Rule 10b5-1 trading arrangement..

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Global Gas Corporation Inc. for the quarter ended June 30, 2024, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2024.

GLOBAL GAS CORPORATION

August 14, 2024	By:	/s/ Carter Glatt
Carter Glatt
Chairman (Principal Executive Officer)

August 14, 2024	By:	/s/ Shachi Shah
Shachi Shah
Chief Financial Officer (Principal Financial and Accounting Officer)