Form 10-K
period 2024-12-31
Global Gas Corp
filed 2025-03-31
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $0.1 million, based on the closing sale price per share of the registrant’s Class A common stock on such date ($0.235).

As of March 31, 2025, the registrant had 6,478,256 shares of Class A common stock and 2,700,000 shares of Class B common stock outstanding.

Documents Incorporated by Reference: None.

GLOBAL GAS CORPORATION

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) of Global Gas Corporation (the “Company,” “we,” “us,” “our” and “Global Gas”) may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of present or historical fact included in or incorporated by reference in this Annual Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “shall,” “seek,” “result,” “become,” “target,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties incident to its business, most of which are difficult to predict and many of which are beyond the control of the Company. These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

●	the liquidity and trading of the Company’s securities;

●	the future financial performance of the Company;

●	the Company’s ability to sell and expand its product and service offerings, implement its growth strategy and retain its key employees;

●	risks relating to the Company’s operations and business, including the Company’s ability to raise financing, hire employees, secure supplier, customer and other commercial contracts, obtain licenses and information technology and protect itself against cybersecurity risks;

●	intense competition and competitive pressures from other companies worldwide in the industries in which the Company operates;

●	litigation and the ability to adequately protect the Company’s intellectual property rights;

●	changes in applicable laws or regulations;

●	the possibility that the Company may be adversely affected by other economic, business and/or competitive factors; and

●	other risks and uncertainties set forth in this Annual report in the section titled “Risk Factors”, as summarized below.

ii

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

Risks Related to Global Gas’ Business and Industry

●	Global Gas currently does not have any customers and has not generated any revenue. If Global Gas fails to implement its business strategy, its financial condition and results of operations could be adversely affected.

●	Global Gas has a limited operating history which may make it difficult for investors to evaluate its current business and likelihood of success and viability.

●	Much of Global Gas’ future business involves engineering, procurement and construction phases that are complex and involve a number of challenges which may impede the progress of projects and lead to the incurrence of additional expenses.

●	The future operation of Global Gas’ potential facilities inherently entails hazards that require continuous oversight and control. If these risks materialize, they could negatively impact the business of Global Gas’ subsidiary, Global Hydrogen Energy LLC (“Global Hydrogen”).

●	Global Gas’ future success depends on its ability to retain its executive officers and to attract, retain, and motivate qualified personnel and manage its human capital.

●	Global Gas currently has two full-time employees and will need to grow the size and capabilities of its organization. Global Gas may experience difficulties in managing this growth.

Risks Related to Regulation and Litigation

●	Global Gas is subject to extensive government regulation in the jurisdictions in which it does business. Regulations addressing, among other things, import/export restrictions, anti-bribery and corruption and taxes have the potential to negatively impact Global Gas’ financial condition, results of operation and cash flows.

●	Global Gas expects to incur significant costs in its efforts to comply with relevant regulations.

Risks Related to Global Gas’ Products and Services

●	Global Gas’ business will rely on a number of suppliers. These suppliers may encounter difficulties or interruptions for various reasons, which could delay or entirely halt their ability to provide Global Gas with the materials necessary for the contemplated operation of its business.

●	The production, transport, and containment of hydrogen and certain other gases as contemplated by Global Gas’ future projects creates risk of adverse events which may harm its business.

●	Global Gas may not be able to effectively compete in its industry.

●	The demand for Global Gas’ products and services may not be as strong as it anticipates.

Risks Related to Cybersecurity and Data Privacy

●	Global Gas’ business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in its or third parties’ cybersecurity.

Risks Related to Ownership of Global Gas’ Securities

●	Global Gas’ securities are not listed on a national securities exchange, which could limit investors’ ability to make transactions in Global Gas’ securities and subject Global Gas to additional trading restrictions.

●	An active market of Global Gas’ securities may not be maintained, which would adversely affect the liquidity and price of Global Gas’ securities.

Risks Related to Finance, Accounting and Tax Matters

●	Global Gas is a holding company and its only material asset is its interest in Global Gas Holdings LLC (“Holdings”) which in turns owns Global Hydrogen, and it will therefore be dependent upon distributions made by Holdings to pay taxes and other working capital needs.

●	Global Gas may need to raise additional funds, and these funds may not be available when needed. If Global Gas cannot raise additional funds when it needs them, its business, prospects, financial condition and operating results could be negatively affected.

●	Global Gas’ financial results may vary significantly over time and could be affected by the financial conditions of its customers and other third parties.

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

Global Gas is building a growing project development pipeline. Potential projects are added to the project development pipeline only after Global Gas has met with the potential customer, discussed the scope of the project and discussed the project’s feasibility, preliminary sizing and design. To date, we do not have any customers and have not generated any revenue. In 2025, Global Gas plans to focus primarily on selling systems and equipment. In selling systems and equipment, Global Gas anticipates that potential customers will retain responsibility for applying for and receiving regulatory approvals, acquiring land for properties, and overseeing the commencement of civil works for hydrogen refueling station construction. Global Gas expects to generate revenue upon the sale of systems and equipment, including but not limited to alkaline and proton exchange membrane electrolyzers, steam methane reforming plants, carbon recovery plants, hydrogen and natural gas compressors, pumps and storage tanks, heat exchangers, hydrogen dispensing systems, gas analyzers and flow meters, which will be purchased from wholesalers and provided to customers at market prices. The Company also intends to recognize revenue upon achieving certain milestones, including but not limited to signing of contracts, purchase of long-term lead time items, testing of plants and notification of readiness to dispatch plants. Additionally, the Company may also provide engineering, procurement, construction supervision (EPC), design, testing, installation, commissioning, plant startup, plant maintenance and operation, site selection, project economic analysis, and project management services to customers and support customers with supervisory services related to installation, commissioning, startup and operation of production facilities or other services as may be required by a customer’s project. Outside of software licenses, no licensing of intellectual property is expected to be necessary for the sale or use of equipment by customers. In connection with these services, the Company anticipates hiring additional personnel as needed with relevant skills and experiences in order to support customers.

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

Global Gas intends for its business model to generate revenue from the sale of equipment and systems and, in the long-term, from the sale of industrial gases from its owned plants. While Global Gas does not anticipate earning revenue in connection with its long-term business model in 2025, the Company has commenced discussions with potential hydrogen offtake customers about their hydrogen needs in connection with gas sales and Global Gas is exploring potential hydrogen feedstock sources and hydrogen production locations for these owned plants. To generate revenue from the Company’s long-term business model of owning plants and selling hydrogen and other gases, Global Gas will need to identify and contract with offtake customers. To streamline anticipated regulatory approvals for hydrogen production projects, the Company plans to target offtake partners who have already received or are in the process of receiving regulatory approvals for their specific plant sites. Additionally, the Company plans to identify production locations and project types where accelerated regulatory approval is possible. As an example, certain subdivisions of state and local governments have the ability to provide regulatory approvals and permits for projects to proceed, including the ability to issue building permits, fire marshal certifications, and air quality permits. In instances where the offtake partner does not have a permitted project site, Global Gas anticipates project permit approvals can be received in timeframes ranging from 6 months to several years, depending on the locality and regulatory body. Once permitting is received by the offtake partner or issued by the authority having jurisdiction, it is the belief and expectation of Global Gas’ management that Global Gas will be able to manufacture, commission, and startup our hydrogen plants in 6 to 9 months for Global Gas’ electrolyzer offerings and 12 to 18 months for SMR plants, depending on the size, quantity, and destination of the plant. Global Gas anticipates beginning to execute its long-term business model and generating revenue from such long-term business model in 2026. For owned plants, Global Gas does not anticipate significant exposure to fluctuations in the market for hydrogen due to the planned execution of long-term offtake agreements with its customers.

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

Human Capital Resources

As of March 31, 2025, Global Gas has two full-time employees, our Executive Chairman, Carter Glatt, and our Chief Operating Officer and Chief Financial Officer, Shachi Shah. Our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating future employees.

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

Corporate History

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

On June 21, 2024, due to the Company’s failure to satisfy the initial listing standards of The Nasdaq Capital Market upon closing of the Company’s previously announced business combination in accordance with Nasdaq Rule 5101-2 and specifically, the Company’s inability to demonstrate compliance with the Stockholders Equity, Publicly Held Shares, Market Value of Listed Securities and Market Value of Publicly Held Shares requirements set forth in Nasdaq Rule 5505, the Company received notice that the Panel had determined to delist the Company’s securities from Nasdaq and would suspend trading in its securities on the exchange effective at the open of business on June 25, 2024. Since the delisting, the Company’s common stock and warrants have been trading on the OTCQB with trading symbols “HGAS” and “HGASW”, respectively.

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

An increase in energy costs may materially adversely affect our business, financial condition, and results of operations.

Our results of operations may be affected by volatility in the cost and availability of energy, which is subject to global supply and demand and other factors beyond our control. Ongoing conflicts, such as those between Russia and Ukraine as well as the hostilities in the Middle East between Israel and Hamas, has impacted global energy markets, particularly in Europe, leading to high volatility and increasing prices for crude oil, natural gas and other energy supplies. Higher energy costs may result in increases in operating expenses at our potential manufacturing facilities, in the expense of shipping materials to our potential facilities, and in the expense of operating certain of our potential projects for which we may procure natural gas, all of which may in turn adversely affect our business, financial condition, and results of operations.

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

The demand for our products and services is sensitive to the production activity, capital spending and demand for products and services of our potential customers worldwide. In recent years, we have observed increased economic uncertainty in the United States and abroad, including inflation and higher interest rates. Impacts of such economic weakness include falling overall demand for goods and services, leading to reduced profitability, reduced credit availability, higher borrowing costs, reduced liquidity, volatility in credit, equity and foreign exchange markets, and bankruptcies. These developments may lead to supply chain disruption and transportation delays which may negatively impact our business and growth. In addition, as our potential customers react to global economic conditions, they may reduce spending on the products and services we plan to provide, which may lead to our inability to attract customers and could limit our ability to grow our business and negatively affect our operating results and financial condition.

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

Our planned operations will require significant amounts of necessary parts and raw materials. If we are unable to source these parts or raw materials, our future operations may be disrupted, or we could experience a delay or halt in our business. Reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements, supplier financial condition, increases in duties and tariff costs, disruptions in transportation, an outbreak of a severe public health pandemic, such as the COVID-19, severe weather, or the occurrence or threat of wars or other conflicts, could have an adverse effect on our financial condition, results of operations and cash flows.

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

Additional Risks Relating to Ownership of Our Securities

An active market for Global Gas’ securities may not develop, which would adversely affect the liquidity and price of Global Gas’ securities.

The price of Global Gas’ securities may vary significantly due to factors specific to Global Gas as well as to general market or economic conditions. Furthermore, an active trading market for Global Gas’ securities may not develop. You may be unable to sell your securities unless a market can be maintained.

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

In addition, Global Gas expects to file a registration statement to register shares reserved for future issuance under Global Gas’ equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable vesting restrictions and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options, restricted stock unit awards, and warrants or the vesting of other equity awards granted under such plans will be available for immediate resale in the public market.

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

Our Warrants are exercisable at $11.50 per share. On March 28, 2025, the closing price of our Class A Common Stock was $0.23. Accordingly, the exercise prices of the Warrants on such date were greater than the current market price of our Class A Common Stock. Such Warrants are therefore unlikely to be exercised and the Company would not receive any proceeds from such exercise of the Warrants. Whether any holders of Warrants determine to exercise such Warrants, which would result in cash proceeds to the Company, will likely depend upon the market price of our Class A Common Stock at the time of any such holder’s determination.

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

While the exclusive forum provision does not restrict the ability of stockholders to bring claims under the Securities Act, it may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Global Gas or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Amended and Restated Charter to be inapplicable or unenforceable in an action, Global Gas may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.

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

Global Gas’ securities are not listed on a national securities exchange, which may limit investors’ ability to make transactions in Global Gas’ securities and subject Global Gas to additional trading restrictions.

Global Gas’ securities are currently quoted on the OTCQB rather than being listed on a national securities exchange. As a result, we could face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our public shares are “penny stocks” which will require brokers trading in our public shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with an initial business combination. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Global Gas’ securities no longer qualify as covered securities under such statute and we are subject to regulation in each state in which we offer our securities.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock and warrants are quoted on the OTCQB under the symbols “HGAS” and “HGASW,” respectively.

Holders

As of December 31, 2024, there were 11 holders of record of our common stock and 2 holders of record of our warrants.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024 and for the period from February 16, 2023 (inception) to December 31, 2023, our audited financial statements for the period from February 16, 2023 (inception) to March 31, 2023, and other information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially, and potentially adversely, from those expressed or implied in the forward-looking statements. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Most of these factors are outside the Company’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (i)  risks relating to the uncertainty of the projected financial information with respect to Global Hydrogen; (ii) risks relating to Global Hydrogen’s operations and business, including its ability to raise financing, hire employees, secure supplier, customer and other commercial contracts, obtain licenses and information technology and protect itself against cybersecurity risks; (iii) intense competition and competitive pressures from other companies worldwide in the industries in which it operates; (iv) litigation and the ability to adequately protect its intellectual property rights; (v)  changes in applicable laws or regulations; and (vi) the possibility that Global Hydrogen may be adversely affected by other economic, business and/or competitive factors.

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

On the hydrogen side, we seek to serve traditional industrial gas customers, and are particularly focused on plans to serve the rapidly growing hydrogen-as-energy-carrier market, comprising heavy duty hauling transportation operators such as transit bus agencies, long haul truck fleet operators, truck leasing operators, and refuse collection truck operators, many of whom are considering deploying hydrogen fuel cell powertrain vehicles to decarbonize their fleets which currently runs almost exclusively on diesel. On the carbon dioxide side, we target both traditional industrial users of the gas, including food & beverage grade users such as brewers and beverage bottlers requiring carbonation, as well as emerging users such as the producers of green building materials.

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

Global Gas has not yet generated any revenue and does not  anticipate generating revenue from the sale of systems and equipment to customers in 2025. Global Hydrogen management actively reviews its project development pipeline and activity with potential customers. Potential projects are added to the project development pipeline only after Global Hydrogen has met with the potential customer, discussed the scope of the project and discussed the project’s feasibility, preliminary sizing and design. Management has determined that its projections are reasonable based on its review and status of its potential projects. Global Hydrogen has not yet successfully closed on any project.

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

On December 21, 2023 (the “Closing “), the Business Combination was consummated. In connection with the closing of such Business Combination, the Company changed its name to Global Gas Corporation, and on December 22, 2023, the Company’s Class A Common Stock (as defined below) and warrants began trading on The Nasdaq Capital Market (“Nasdaq”).

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

Results of Operations

As of December 31, 2024, the Company has not generated any revenue. As of December 31, 2024, the Company’s expenses have been related to initial operations and efforts to source materials for future projects and to undertake conversations with potential customers.

The following tables set forth our consolidated statement of operations for the year ended December 31, 2024 and the period from February 16, 2023 (inception) to December 31, 2023, and the dollar and percentage change between the two periods:

	For the Year Ended December 31,	For the Period from February 16, 2023 (inception) to December 31,
	2024	2023	$ Change	% Change
Costs and expenses:
General and administrative	$551,983	$408,453	$143,350	35%
Start up costs	-	574	(574)	(100)%
Total costs and expenses	551,983	409,027	142,956	35%
Operating loss	(551,983)	(409,027)	(142,956)	35%

Other income (expense):
Interest income	17,033	1,051	15,982	1,521%
Change in fair value of warrants liabilities	404,250	107,800	296,450	275%
Loss before income taxes	(130,700)	(300,176)	169,476	(56)%
Income tax expense	-	-	-	-
Net loss	$(130,700)	$(300,176)	$169,476	(56)%

NM*-Percentage	change non meaningful

General and administrative expenses

General and administrative expenses increased by $143,350 for the year ended December 31, 2024 compared to the period from February 16, 2023 (inception) to December 31, 2023, primarily related to stock based compensation expense, franchise tax expense, legal fees and professional fees.

Start-up costs

Start-up cost of $574 was incurred at inception of the Company for the period from February 16, 2023 (inception) to December 31, 2023, respectively.

Interest income

For the year ended December 31, 2024 and the period from February 16, 2023 (inception) to December 31, 2023, the Company earned $17,033 and $1,051, respectively, of interest income on cash equivalents.

Change in fair value of warrants liabilities

The change in fair value of warrant liabilities of $404,250 and $107,800, respectively, is recognized into other expense and other income for the year ended December 31, 2024 and the period from February 16, 2023 (inception) to December 31, 2023.

Liquidity and Capital Resources

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party. The Company had $114,146 in cash and cash equivalents, a working capital deficit of $418,940, and an accumulated deficit of $446,808 as of December 31, 2024.

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

Cash flows for the year ended December 31, 2024 and the period from February 16, 2023 (inception) to December 31, 2023.

The following table summarizes cash flows from operating and financing activities for the year ended December 31, 2024 and the period from February 16, 2023 (inception) to December 31, 2023:

	For the Year Ended December 31, 2024	For the period from February 16, 2023 (inception) to December 31, 2023
Net cash and cash equivalents used in operating activities	$(1,344,037)	$(159,196)
Net cash and cash equivalents provided by financing activities	$274,855	$1,342,524

Cash flows from operating activities

Net cash and cash equivalents used in operating activities for the year ended December 31, 2024 was $1,344,037, primarily related the decrease in accounts payable and accrued expenses, increase in deposit, increase in stock-based compensation expense and increase in prepaid expenses and other receivables and change in fair value of warrant liabilities partially offset by an increase in deferred revenue and net loss for the period.

Net cash and cash equivalents used in operating activities for the period from February 16, 2023 (inception) to December 31, 2023 was $159,196, primarily related to the net loss for the period partially offset by the increase in accounts payable and accrued expense.

Cash flows from financing activities

Net cash and cash equivalents provided by financing activities during the year ended December 31, 2024 was $274,855, consisting primarily of the proceeds received from forward purchase agreement contract.

Net cash and cash equivalents provided by financing activities during the period from February 16, 2023 (inception) to December 31, 2023 was $1,342,524, consisting primarily of capital contribution from members, proceeds from reverser recapitalization and proceeds from promissory notes – related party.

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

A summary of our significant accounting policies is included in Note 3, “Summary of significant accounting policies” to the accompanying consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Stock - Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. The Company issues restricted stock to employees and officers. Costs for these transactions are measured at the fair value of the equity instruments issued at the date of grant.

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

For the impact of recently issued accounting pronouncements on the Company’s consolidated financial statements, see Note 3 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company lacks a sufficient number of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record, disclose, and review certain complex accounting matters timely and accurately. The lack of adequate staffing levels and expertise of unusual or infrequent transactions with complex or infrequently applied accounting topics resulted in the insufficient level of supervision, review and approval of certain information used to prepare the consolidated financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. This material weakness could result in misstatements to the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, (i) no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) nor any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on Form 8-K during such quarter but was not.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Carter Glatt	31	Chairman and Director — Class III
Jeron Smith	39	Director — Class III
Michael Castaldy	46	Director — Class II
Ben Coates	53	Director — Class II
Shachi Shah	56	Chief Operating Officer and Chief Financial Officer

Board of Directors

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

Director Independence

Each of the directors on the Global Gas Board, other than Carter Glatt, qualifies as an independent director as defined under the Nasdaq listing rules. As such, the Global Gas Board consists of a majority of independent directors, as defined under the rules of the SEC relating to director independence. In addition, Global Gas is subject to the rules of the SEC relating to the membership, qualifications and operations of the audit committee, as discussed below.

Committees of Global Gas’ Board

Effective upon the consummation of the Business Combination, the Global Gas Board reconstituted the membership of Dune’s standing committees, which are each governed by the Amended and Restated Charter. Copies of the amended and restated charters for each committee are available on the investor relations portion of Global Gas’ website. Global Gas’ Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Global Gas’ audit committee consists of Michael Castaldy, Ben Coates and Jeron Smith. Each of the members of the Global Gas audit committee satisfies the independence requirements of Rule 10A-3 under the Exchange Act. Each member of the Global Gas audit committee is able to read and understand fundamental financial statements. The Global Gas Board has appointed Michael Castaldy as Chair and he is designated as an “audit committee financial expert” within the meaning of SEC regulations.

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

Compensation Committee

Global Gas’ compensation committee consists of Carter Glatt, Michael Castaldy and Jeron Smith. The Global Gas Board has appointed Carter Glatt as Chair. Each member of the Global Gas compensation committee other than Carter Glatt is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Global Gas’ nominating and governance committee operates under an amended and restated written charter.

Executive Officers

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our executive officers, directors, and employees. The code of business conduct and ethics codifies the business and ethical principles that govern all aspects of our business.

Insider Trading Policy

The Company’s directors, officers, employees and consultants are subject to the Company’s insider trading policy, which generally prohibits the purchase, sale or trade of the Company’s securities with the knowledge of material nonpublic information.

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

Summary Compensation Table

The following table presents summary information regarding the total compensation paid by Global Gas for the years ended December 31, 2024 and 2023, for the named executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
William Nance	2024	-	-	-	-	-	-
Former Chief Executive Officer	2023	43,750	-	-	-	-	43,750

Shachi Shah	2024	-	-	37,525	-	-	-
Chief Financial Officer	2023	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding the outstanding stock awards held by the Company’s named executive officers at December 31, 2024.

	Number of Shares of Stock That have not	Market Value of Shares That have not
Name	Vested	Vested
William Nance	--	$
Shachi Shah	100,000	$30,000

The following table sets forth compensation earned during the year ended December 31, 2024 by each director who is not a “named executive officer” (as defined in Item 402(m) of Regulation S-K under the Exchange Act) and served during the year ended December 31, 2024.

	Fees	Restricted Stock
Name	Earned	Awards(1)	Totals
Jeron Smith	$--	$60,000	$
Michael Castaldy	$--	$60,000	$
Ben Coates	$--	$60,000	$

(1)	The amounts reported under “Option Awards” are the estimated grant date fair value of restricted stock granted under the 2023 Equity Incentive Plan, with such amount as determined under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, Stock-Based Compensation (“ASC 718”), with respect to accounting for stock-based compensation. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized of such restricted stock. The assumptions made in computing the estimated fair value of such restricted stock are disclosed in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report by:

●	each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company’s common stock;

●	each current executive officer and director of the Company; and

●	all current executive officers and directors of the Company, as a group.

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

The beneficial ownership percentages set forth in the table below are based on 6,478,256 and 2,700,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, issued and outstanding as of March 31, 2025.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Name of Beneficial Owners(1)	Number of Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Class A Common Stock	Number of Shares of Class B Common Stock Beneficially Owned	Percentage of Outstanding Class B Common Stock	Percentage of Total Voting Power
5% Stockholders:
Dune Acquisition Holdings LLC(2)	10,295,833	51.6%	-	-%	45.4%
William Bennett Nance, Jr.	-	-%	2,000,000	74.1%	8.8%
Meteora Capital, LLC(3)	699,746	3.5%	-	-%	3.1%
Sergio Martinez	-	-%	350,000	13.0%	1.5%
Barbara Guay Martinez	-	-%	350,000	13.0%	1.5%
Executive Officers and Directors:
Carter Glatt(2)	9,162,500	45.9%	-	-%	40.4%
Michael Castaldy	200,000	-%	-	-%	-%
William Bennett Nance, Jr.	-	-%	2,000,000	74.1%	8.8%
Jeron Smith	200,000	-%	-	-%	-%
Ben Coates	200,000	-%	-	-%	-%
Shachi Shah(4)	150,000	-%	-	-%	-%
All Directors and Executive Officers as a group (6 individuals)	9,162,500	49.7%	2,000,000	74.1%	52.6%

(1)	Unless otherwise noted, the business address of each of these stockholders is c/o Global Gas Corporation, 99 Wall Street, Suite 436, New York, New York 10005.

(2)	Includes 1,133,333 shares of Class A Common Stock which can be acquired by Dune Acquisition Holdings LLC upon conversion of a promissory note held by Dune Acquisition Holdings LLC and 4,850,000 shares of Class A Common Stock which can be acquired by Dune Acquisition Holdings LLC upon the exercise of private warrants. Also includes an aggregate of 1,826,333 shares of Class A Common Stock which can be acquired by Mr. Glatt and Dune Acquisition Holdings LLC upon conversion of outstanding convertible promissory notes. Dune Acquisition Holdings LLC is the record holder of the shares reported herein. Carter Glatt, Michael Castaldy, Jeron Smith, Cecil White III and Shachi Shah are among the members of Dune Acquisition Holdings LLC and Mr. Glatt is the manager of Dune Acquisition Holdings LLC. Mr. Glatt has voting and investment discretion with respect to the common stock held of record by Dune Acquisition Holdings LLC. Each of Michael Castaldy, Jeron Smith, Cecil White III and Shachi Shah disclaims any beneficial ownership of any shares held by Dune Acquisition Holdings LLC.

(3)	Includes shares held by certain funds and managed accounts to which Meteora Capital, LLC serves as investment manager. Mr. Vikas Mittal serves as the managing member of Meteora Capital, LLC. Each may be deemed to be the beneficial owner of the securities held by such entities. Each disclaims any beneficial ownership over such securities except to the extent of his or its pecuniary interest therein. The business address of Meteora Capital, LLC and Mr. Mittalis 1200 N Federal Hwy, Ste 200, Boca Raton, FL 33432. Information derived from a Schedule 13G/A filed on February 14, 2025.

(4)	Does not include an aggregate of 100,000 shares of Class A Common Stock that are vest on June 30, 2025 provided Ms. Shah is still employed by the Company on such date.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	350,000	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

(1)	On December 4, 2023, our shareholders approved the Global Gas Corporation 2023 Equity Incentive Plan. Under this plan, 1,400,000 shares of Class A Common Stock are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2024, awards for an aggregate of 1,050,000 shares of Class A Common Stock had been made under the 2023 Equity Incentive Plan.

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

Global Hydrogen

Promissory Note – Related Party

On June 21, 2023, Global Hydrogen issued an unsecured promissory note (the “Glatt Note,” together with the Sponsor Note, the “Related Party Notes”) to Carter Glatt, then Dune’s Chief Executive Officer and Director, which provided for borrowings from time to time of up to an aggregate of $250,000 that may be drawn by Global Gas and used for working capital purposes and to pay expenses related to the Business Combination. The Glatt Note did not bear interest and was payable on the earlier of December 31, 2023 and the completion of the Business Combination. As of Closing Date, Global Gas had borrowed $103,950 under the Glatt Note. On the Closing Date, the Company and affiliate amended the Glatt Note to (i) defer the maturity date of the Note to June 30, 2024, (ii) limit the principal amount available under the Note to $103,950.

On December 5, 2024, the Company and the holder of the Glatt Note amended and restated such Glatt Note to, (i) fix the principal amount of the note (as opposed to such note being able to be drawn in varying amounts) at the amount outstanding as of September 30, 2024 (which was $103,950); (ii) change the maturity date of such Glatt Note from June 30, 2024 to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance of the Glatt Note, payable in kind and not cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Glatt Note into Class A common stock of the Company at $0.15 per share, representing the last sale price of the stock on the date of the amended and restated Glatt Note.

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

Related Party Note Amendments

On the Closing Date, Dune, the Sponsor, and Global Hydrogen and Mr. Glatt amended the Related Party Notes (the “Related Party Note Amendments”), as applicable, to (i) defer the maturity date of the Related Party Notes to June 30, 2024, (ii) limit the principal amount available under the Sponsor Note to $170,000 and (iii) limit the principal amount available under the Glatt Note to $103,950. All other terms and conditions of the Related Party Notes remained unchanged.

On December 5, 2024, the Company and the holders of the Related Party Notes amended and restated such Related Party Notes to, (i) fix the principal amount of the notes (as opposed to such note being able to be drawn in varying amounts) at the amount outstanding as of September 30, 2024 (which was $170,000 for the Sponsor Note and $103,750 for the Glatt Note); (ii) change the maturity date of such Notes from June 30, 2024 to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance of the Notes, payable in kind and not cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Notes into Class A common stock of the Company at $0.15 per share, representing the last sale price of the stock on the date of the amended and restated Related Party Notes.

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

Director Independence

Each of the directors on the Global Gas board, other than Carter Glatt, qualifies as an “independent director,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have regularly scheduled meetings at which only independent directors are present to the extent they deem necessary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended December 31, 2024, Global Gas, as the public company, engaged two independent registered public accounting firms – Marcum LLP (“Marcum”) from January 1, 2024 to February 6, 2024 and Grassi & Co., CPAs, P.C. (“Grassi”) from February 6, 2024 to December 31, 2024. During the fiscal year ended December 31, 2023, Global Gas, as the public company, engaged two independent registered public accounting firms – WithumSmith+Brown, PC (“Withum”) from January 1, 2023 to December 20, 2023 and Marcum from December 21, 2023 to December 31, 2023. The following table sets forth the aggregate audit fees billed to us by such independent registered public accounting firms and aggregate fees paid to such firms for services in the fee categories indicated below for fiscal years 2024 and 2023. The Audit Committee has considered the scope and fee arrangements for all services provided by such firms, taking into account whether the provision of non-audit services was compatible with maintaining the independence of Global Gas’ independent registered public accounting firms, and has pre-approved the services described below (in thousands):

	December 31, 2024	December 31, 2023
Audit Fees(1)	$51,686	$131,560
Audit-Related Fees		-
Tax Fees	4,277	9,360
All Other Fees	-	-

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, review of interim condensed consolidated financial statements and certain statutory audits.

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

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1**	Unit Purchase Agreement, dated as of May 14, 2023, by and among Dune Acquisition Corporation, Global Gas Holdings LLC, Global Hydrogen Energy LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023).
2.2**	First Amendment to Unit Purchase Agreement, dated August 22, 2023, by and among Dune Acquisition Corporation, Global Gas Holdings LLC, Global Hydrogen Energy LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 23, 2023).
2.3**	Second Amendment to Unit Purchase Agreement, dated November 24, 2023, by and among Dune Acquisition Corporation, Global Gas Holdings LLC, Global Hydrogen Energy LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 27, 2023).
3.1**	Second Amended and Restated Certificate of Incorporation of the Company, dated December 21, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
3.2**	Amended and Restated Bylaws of the Company, dated December 21, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
4.1**	Warrant Agreement, dated as of December 17, 2020, by and between Dune Acquisition Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2020).
4.2**	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
10.1**	Support Agreement, dated as of May 14, 2023, by and among Dune Acquisition Corporation, Global Gas Holdings LLC, Global Hydrogen Energy LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2023).
10.2**	Sponsor Agreement, dated as of May 14, 2023, by and among Dune Acquisition Holdings, LLC, Global Gas Holdings LLC, Dune Acquisition Corporation and Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2023).
10.3**	Lock-up Agreement, dated as of May 14, 2023, by and among Dune Acquisition Corporation, Dune Acquisition Holdings LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2023).
10.4**	Forward Purchase Agreement, dated December 1, 2023, by and among Dune Acquisition Corporation, Global Hydrogen Energy LLC, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2023).
10.5**	Subscription Agreement, dated December 1, 2023, by and among Dune Acquisition Corporation, Meteora Select Trading Opportunities Master, LP, Meteora Capital Partners, LP and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 4, 2023).
10.6**	Nomination Agreement, dated as of December 21, 2023, by and among the Company, Dune Acquisition Holdings LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.7**	Registration Rights Agreement, dated as of December 21, 2023, by and among the Company, Dune Acquisition Holdings LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.8**	Exchange Agreement, dated as of December 21, 2023, by and among the Company, Global Gas Holdings LLC and the unitholders of Global Hydrogen Energy LLC (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.9**	Amended and Restated Limited Liability Company Agreement of Global Gas Holdings LLC, dated as of December 21, 2023 (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.10**	Promissory Note, dated June 21, 2023, by and between Dune Acquisition Corporation and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2023).
10.11**	Amendment No. 1 to Promissory Note, dated December 21, 2023, by and between the Company and Dune Acquisition Holdings LLC (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.12**	Promissory Note, dated June 21, 2023, between Global Hydrogen Energy LLC and Carter Glatt (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 23, 2023).
10.13**	Amendment No. 1 to Promissory Note, dated December 21, 2023, by and between Global Hydrogen Energy LLC and Carter Glatt (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.14#**	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.15#**	Global Gas Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed with the SEC on December 28, 2023).

10.16#**	Employment Agreement, dated as of May 14, 2023, by and between Global Hydrogen Energy LLC and William Bennett Nance, Jr. (incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
10.17**	Amended and Restated Sponsor Note (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024)
10.18**	Amended and Restated Glatt Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024)
14.1**	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2023)
16.1**	Letter from WithumSmith+Brown, PC, dated December 28, 2023 (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
16.2**	Letter from Marcum LLP, dated February 12, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K filed with the SEC on February 12, 2024).
19.1	Insider Trading Policy
21.1**	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Form 8-K filed with the SEC on December 28, 2023).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97**	Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL).

**	Previously Filed

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2025.

GLOBAL GAS CORPORATION

By:	/s/ Carter Glatt
Carter Glatt
Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Carter Glatt	Chairman and Director	March 31, 2025
Carter Glatt	(Principal Executive Officer)

/s/ Shachi Shah	Chief Operating Officer and	March 31, 2025
Shachi Shah	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeron Smith	Director	March 31, 2025
Jeron Smith

/s/ Michael Castaldy	Director	March 31, 2025
Michael Castaldy

/s/ Ben Coates	Director	March 31, 2025
Ben Coates

GLOBAL GAS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee

Global Gas Corporation

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Gas Corporation (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2024, and for the period from February 16, 2023 (inception) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024, and for the period from February 16, 2023 (inception) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRASSI & CO., CPAs, P.C.

PCAOB ID # 606 We have served as the Company’s auditors since 2023.

Jericho, New York

March 31, 2025

GLOBAL GAS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$114,146	$1,183,328
Deposit	144,000	-
Prepaid expenses and other receivables	6,583	583
Total Current Assets	264,729	1,183,911
TOTAL ASSETS	$264,729	$1,183,911

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable – related party	$124,867	$124,867
Accounts payable and accrued expenses	75,209	1,086,212
Deferred Revenue	207,436	-
Advances – related party	2,207	2,352
Promissory notes – related parties	-	273,950
Convertible promissory notes – related parties	273,950	-
Total Current Liabilities	683,669	1,487,381
Derivative warrant liabilities	26,950	431,200
TOTAL LIABILITIES	710,619	1,918,581

Commitments and contingencies (note 10)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; zero shares issued or outstanding as of December 31, 2024 and 2023	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 6,478,256 and 5,428,256 shares issued or outstanding as of December 31, 2024 and 2023, respectively	648	543
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,700,000 and 4,300,000 shares issued or outstanding as December 31, 2024 and 2023, respectively	270	430
Subscription receivable	-	(2,608,141)
Additional paid-in capital	-	2,172,674
Accumulated deficit	(446,808)	(300,176)
Total stockholders’ deficit	(445,890)	(734,670)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$264,729	$1,183,911

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GAS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,	For the Period from February 16, 2023 (inception) to December 31,
	2024	2023
Operating Expenses:
General and administrative	$551,983	$408,453
Start up costs	-	574
Loss from operations	(551,983)	(409,027)

Other income:
Interest income	17,033	1,051
Change in fair value of derivative warrant liabilities	404,250	107,800
Total other income	421,283	108,851
Net loss before taxes	(130,700)	(300,176)
Net loss	$(130,700)	$(300,176)

Weighted average number of Class A common stock outstanding, basic and diluted	5,502,846	170,700
Net loss per Class A common stock, basic and diluted	$(0.02)	$(0.07)
Weighted average number of Class B common stock outstanding, basic and diluted	2,979,781	4,300,000
Net loss per Class B common stock, basic and diluted	$(0.02)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND

FOR THE PERIOD FROM FEBRUARY 16, 2023 (INCEPTION) TO DECEMBER 31, 2023

	Members’	Common Stock					Additional		Total
	Contribution	Class A		Class B		Subscription	Paid-in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – February 16, 2023 (inception)	$—	—	$—	—	$—	$—	$—	$—	$—
Members’ Contribution of Capital	12,500	—	—	—	—	—	—	—	12,500
Merger Recapitalization (Note 4)	(12,500)	—	—	4,300,000	430	—	12,070	—	—
Issuance of common stock upon Business Combination	—	4,488,642	449	—			(447,443)	—	(446,994)
Meteora Forward Purchase Agreement Shares	—	939,614	94	—		(2,608,141)	2,608,047	—	—
Net loss	—	—	—	—	—		—	(300,176)	(300,176)
Balance – December 31, 2023	—	5,428,256	$543	4,300,000	$430	(2,608,141)	$2,172,674	$(300,176)	$(734,670)
Forfeiture of Class B common stock	—	—	—	(1,600,000)	(160)		160	—	—
Proceeds from forward purchase agreement shares	—	—	—	—		275,000	—	—	275,000
Stock based compensation		1,050,000	105	—	—	—	144,375	—	144,480
Change in Fair value of forward purchase agreement shares	—	—	—	—	—	2,333,141	(2,317,209)	(15,932)	—
Net loss	—	—	—	—	—		—	(130,700)	(130,700)
Balance – December 31, 2024	—	6,478,256	$648	2,700,000	$270	—	$—	$(446,808)	$(445,890)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GAS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,	For the Period from February 16, 2023 (inception) to December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(130,700)	$(300,176)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Change in fair value of derivative warrant liabilities	(404,250)	(107,800)
Stock - based compensation	144,480	-
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(6,000)	21,275
Deposit	(144,000)	-
Accounts payable – related party	-	124,867
Accounts payable and accrued expenses	(1,011,003)	102,638
Deferred revenue	207,436	-
Net cash and cash equivalents used in operating activities	(1,344,037)	(159,196)

Cash Flows from Financing Activities:
Proceeds from reverse capitalization	-	1,225,222
Capital contribution from Members	-	12,500
Advances – related party	-	852
Repayment of advances – related party	(852)	-
Proceeds from advances – related party	707	103,950
Proceeds from forward purchase agreement	275,000	-
Net cash and cash equivalents provided by financing activities	274,855	1,342,524

Net change in cash and cash equivalents	(1,069,182)	1,183,328
Cash and cash equivalents, beginning of period	1,183,328	-
Cash and cash equivalents, end of period	$114,146	$1,183,328

Non-Cash Financing and Investing Activities:
Liabilities assumed in Business Combination, net	$-	$1,672,216
Initial recognition of forward purchase agreement	$-	$(2,608,141)
Conversion of units to Class B Common Stock	$-	$430
Issuance of Class A Common Stock	$105	-

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

2. LIQUIDITY AND GOING CONCERN

Going Concern

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party. The Company had $114,146 in cash and cash equivalents, a working capital deficit of $418,940, and an accumulated deficit of $446,808 as of December 31, 2024.

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

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

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chairman, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash and cash equivalents.

Operating expenses, inclusive of general and administrative costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements. The categories of operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in the bank which is subject to an insignificant risk of changes in value. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2024 and 2023, cash amounted to $114,146 and $62,362, respectively. At December 31, 2024 and 2023, cash equivalents amounted to $0 and $1,120,966, respectively.

Deposits

From time to time the Company makes advanced payments to vendors for products to be sold to customers. These amounts are included as deposits on the consolidated balance sheets.

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

Stock - Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718. The Company issues restricted stock to employees and officers. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant.

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

Revenue Recognition

The Company generates revenue through the resale of products. The Company considers customer agreements and purchase orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products either upon receipt of the product or as defined in the contract. The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement. For the year ended December 31, 2024 and the period from February 16, 2023 (inception) to December 31, 2023, $207,436 and $0, respectively, were received as advanced payment for products being sourced, of which $207,436 and $0 is included in deferred revenue at December 31, 2024 and 2023, respectively on the consolidated balance sheets. The company anticipates recognizing these advance payments as revenue in 2025.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company adopted the guidance effective December 31, 2024 for the fiscal year beginning January 1, 2024. There was no impact on the Company's reportable segment identified and additional required disclosures have been included in these financial statements (see Note 3).

Recently Accounting Pronouncements Not Yet Adopted

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	December 31,	December 31,
	2024	2023
Accounting and Consulting	$4,277	$34,505
Legal Fees	39,560	35,000
Transaction costs(1)	12,561	1,016,707
Others	18,811	-
	$75,209	$1,086,212

(1)	Accounts payable and accrued expenses assumed in business combination

6. RELATED PARTY TRANSACTIONS

Advances – Related party

From February 16, 2023 (inception) to December 31, 2023, a member of Global Hydrogen Energy, LLC advanced the Company a total of $852 to cover start-up and other operating costs. These amounts were due on demand. At December 31, 2024 and 2023, the balance of $0 and $852 to this affiliate is reported in advances – related party on the accompanying balance sheet.

From January 1, 2024 to December 31, 2024, an affiliate of the Company advanced a total of $707 to cover operating costs. These amounts were due on demand. At December 31, 2024 and 2023, the balance of $707 and $0 to this affiliate is reported in advances – related party on the accompanying balance sheet.

Accounts payable - related party

Commencing on the date that the Dune’s securities were first listed on Nasdaq and ending on the consummation of Dune’s Business Combination, Dune was obligated to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of December 31, 2024 and 2023, the Company had $110,000 outstanding for these services in connection with such agreement due to related parties within Accounts payable – related party on the accompanying consolidated balance sheets.

Prior to the consummation of the Business Combination, Dune agreed to reimburse its Sponsor, officers and directors, or any of their respective affiliates for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. As of December 31, 2024 and 2023, there was $14,867 included in accounts payable – related party and $1,500 included in due to a related party on the accompanying consolidated balance sheet related to reimbursement of such expenses.

Convertible Promissory Notes – Related Party

On June 21, 2023, the Company entered into an unsecured promissory note (the “Note”) with an affiliate pursuant to which the affiliate agreed to loan the Company up to an aggregate principal amount of $250,000 for working capital purposes and to pay expenses related to the Business Combination. The Note was non-interest bearing and was payable on the earlier of the Closing Date or December 31, 2023. The Note was not convertible. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Note”) to  (i) fix the principal amount of the Amended Note at $ 103,950, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Amended Note remains subject to customary events of default, the occurrence of any of which would automatically trigger the unpaid principal and interest balance of the Notes and all other sums payable to become immediately due and payable. As of December 31, 2024 and 2023, there were $103,950 outstanding under the Note.

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provided for borrowings from time to time of up to an aggregate of $300,000 that was allowed to be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination. The Sponsor Note did not bear interest and was payable on the earlier of December 31, 2023 and the consummation of the Business Combination. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Sponsor Note”) to  (i) fix the principal amount of the Amended Sponsor Note at $170,000, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Sponsor Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Amended Sponsor Note and all other sums payable with regard to the Amended Sponsor Note to become immediately due and payable. As of December 31, 2024 and 2023, there were $170,000 under the Amended Sponsor Note.

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

Issuance of Common Stock to Officers

On December 5, 2025, Global Hydrogen approved and issued a total of 1,050,000 Class A common stock to officers of the Company under the 2023 Equity Incentive Plan (See Note 7).

7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 6,478,256 and 5,428,256, Class A common stock issued and outstanding, respectively.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 2,700,000 and 4,300,000 shares of Class B common stock issued and outstanding, respectively.

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

Warrants

As part of the IPO, Dune issued warrants to third party investors where each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the IPO, Dune completed the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant which allows the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share. At December 31, 2024 and 2023, there were 8,625,000 Public Warrants and 4,850,000 Private Placement warrants outstanding.

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

The Company accounts for the forward purchase agreement for as a derivative in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and presented in equity at December 31, 2024 and 2023 on the consolidated balance sheet.

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

As of December 31, 2024, the Company determined that due to uncertainty of additional cash receipts under the Forward Purchase Agreement as a result of the significant decrease in stock price, the balance of $2,333,141 related to the Forward Purchase Agreement was written off in equity.

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

Restricted Stock

On December 5, 2024, the Company issued 1,050,000 shares of Class A Common Stock pursuant to the December 2023 Incentive Equity Plan to key team members of the Company. A total of $950,000 shares were immediately vested with a grant date fair value of $142,595 and 100,000 shares vests on June 30, 2025 with a grant date fair value of $15,010.

8. FAIR VALUE MEASUREMENTS

We account for certain liabilities at fair value and classify these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). There were no assets measured at fair value as of December 31, 2024 and 2023.

Liabilities subject to fair value measurements are as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	17,250	-	-	17,250
Derivative warrant liabilities – private placement	9,700	-	-	9,700
Total liabilities	$26,950	$-	$-	$26,950

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	276,000	-	-	276,000
Derivative warrant liabilities – private placement	155,200	-	-	155,200
Total liabilities	$431,200	$-	$-	$431,200

Warrant liabilities

The public warrants are separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of December 31, 2024 and 2023 was based on the fair value of the public warrants.

For the year ended December 31, 2024, the Company recognized an income from a decrease in the fair value of liabilities of $404,250, presented as a change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations.

9. STOCK BASED COMPENSATION

Restricted Stock Grants

For the year ended December 31, 2024, $144,480 of stock-based compensation was expensed and included in general and administrative expenses on the accompanying statements of income. At December 31, 2024, the remaining unrecognized stock-based compensation expense is $13,125 and anticipated to be expensed by June 30, 2025.

The following table summarizes our restricted stock activity for the year ended December 31, 2024:

December 31, 2024
Balance at beginning of period	-
Granted	1,050,000
Expired / Cancelled	-
Released	-
Balance at end of period	1,050,000

10. INCOME TAXES

The Company’s net deferred tax assets at December 31, 2024 and 2023 are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Stock based compensation	47,661	—
Net operating loss carryforwards	227,385	113,635
Total deferred tax assets	275,047	113,635
Valuation allowance	(275,047)	(113,635)
Deferred tax assets, net valuation allowance	$—	$—

The income tax provision consists for the year ended December 31, 2024 and 2023 of the following:

	December 31,	December 31,
	2024	2023
Federal
Current	$—	—
Deferred	175,092	85,675

State
Current	—	—
Deferred	99,955	27,960
Change in valuation allowance	(275,047)	(113,635)
Income tax provision	$—	—

At December 31, 2024 and 2023, the Company had approximately $689,292 and $407,976 of net operating loss (“NOL”) carryforwards that may be available to offset future Federal taxable income indefinitely. The utilization of NOL carryforwards to offset future taxable income may be subject to limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024, the change in the valuation allowance was $208,979. For the year ended December 31, 2023, the change in the valuation allowance was $407,976.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2024	2023

Statutory federal income tax rate	21.0%	21.0%
State tax expense, net of federal benefit	12.0%	6.9%
Permanent items
Change in fair value of derivative liabilities	102.0%	10.0%
Impact or rate change	16.0%	—
Prior year adjustment	(27.7)%	—
Valuation allowance	(123.5)%	(37.9)%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by such taxing authority. The Company’s tax returns since inception remain open to examination by such taxing authority.

11. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company.

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 31, 2024, which represents the date the consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the consolidated financial statements.