Form 10-Q
period 2025-03-31
Global Gas Corp
filed 2025-05-14
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 6,478,256 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 2,700,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL GAS CORPORATION

i

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	Unaudited
Assets
Current assets
Cash and cash equivalents	$74,026	$114,146
Deposit	—	144,000
Prepaid expenses and other receivables	2,600	6,583
Total Current Assets	76,626	264,729
TOTAL ASSETS	$76,626	$264,729

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable – related party	$124,867	$124,867
Accounts payable and accrued expenses	121,305	75,209
Deferred Revenue	—	207,436
Advances – related party	1,500	2,207
Convertible promissory notes – related parties	273,950	273,950
Total Current Liabilities	521,622	683,669
Derivative warrant liabilities	22,910	26,950
TOTAL LIABILITIES	544,532	710,619

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; zero shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 6,478,256 shares issued or outstanding as of March 31, 2025 and December 31, 2024	648	648
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,700,000 shares issued or outstanding as March 31, 2025 and December 31, 2024	270	270
Additional paid-in capital	6,526	—
Accumulated deficit	(475,350)	(446,808)
Total stockholders’ deficit	(467,906)	(445,890)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$76,626	$264,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2025	2024

Revenue	$33,012	$—

Operating Expenses:
General and administrative	62,126	77,159
Loss from operations	(29,114)	(77,159)

Other income (expenses), net:
Interest income	885	7,566
Interest expense	(4,353)	—
Change in fair value of derivative warrant liabilities	4,040	(109,150)
Total other income (expenses), net	572	(101,584)

Net loss	$(28,542)	$(178,743)

Weighted average number of Class A common stock outstanding, basic and diluted	6,478,256	5,428,256
Net loss per Class A common stock, basic and diluted	$(0.00)	$(0.02)
Weighted average number of Class B common stock outstanding, basic and diluted	2,700,000	3,825,275
Net loss per Class B common stock, basic and diluted	$(0.00)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	6,478,256	$648	2,700,000	$270	$—	$(446,808)	$(445,890)
Stock based compensation	—	—	—	—	6,526	—	6,526
Net loss	—	—	—	—	—	(28,542)	(28,542)
Balance – March 31, 2025	6,478,256	$648	2,700,000	$270	$6,526	$(475,350)	$(467,906)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock					Additional		Total
	Class A		Class B		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – December 31, 2023	5,428,256	$543	4,300,000	$430	$(2,608,141)	$2,172,674	$(300,176)	$(734,670)
Forfeiture of Class B common stock	—	—	(1,600,000)	(160)	—	160	—	—
Proceeds from forward purchase agreement shares	—	—	—	—	125,000	—	—	125,000
Net loss	—	—	—	—		—	(178,743)	(178,743)
Balance – March 31, 2024	5,428,256	$543	2,700,000	$270	$(2,483,141)	$2,172,834	$(478,919)	$(788,413)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(28,542)	$(178,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,040)	109,150
Stock - based compensation	6,526	—
Changes in operating assets and liabilities:
Prepaid expenses	3,983	(49,000)
Deposit	144,000	—
Accounts payable and accrued expenses	46,096	(903,213)
Deferred revenue	(207,436)	—
Net cash used in operating activities	(39,413)	(1,021,806)

Cash Flows from Financing Activities:
Capital contribution from Members	—	—
Repayment of advances – related party	(707)	—
Proceeds from forward purchase agreement	—	125,000
Net cash provided by (used in) financing activities	(707)	125,000

Net change in cash	(40,120)	(896,806)
Cash, beginning of period	114,146	1,183,328
Cash, end of period	$74,026	$286,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Business Combination, on December 1, 2023, Dune and Global Hydrogen entered into a forward purchase agreement (the “Forward Purchase Agreement”) with each of Meteora Strategic Capital, LLC (“MSC”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO” and, collectively with MSC and MCP, the “Meteora Entities”) for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement, on the Closing Date, the Sellers purchased 258,934 shares of Dune Class A Common Stock (the “Recycled Shares”) directly from the redeeming stockholders of Dune. Also on the Closing Date, the Company paid to the Sellers a prepayment amount of $2.6 million required under the Forward Purchase Agreement directly from the trust account and transferred to the Sellers 939,614 shares of Dune Class A Common Stock (the “Share Consideration”). See Note 6, “Stockholders Equity” for more details about the Forward Purchase Agreement.

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

2. LIQUIDITY AND GOING CONCERN

Going Concern

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party and from revenue from customers. The Company had $74,026 in cash and cash equivalents, a working capital deficit of $444,996, and an accumulated deficit of $475,350 as of March 31, 2025.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed unaudited consolidated financial statements are available to be issued. These condensed unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The condensed unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying condensed unaudited consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”).

Principles of consolidation

These condensed unaudited consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

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

This may make comparison of the Company’s condensed unaudited consolidated financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the accompanying condensed unaudited consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the condensed unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates included in these financial statements are the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

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

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in the bank which is subject to an insignificant risk of changes in value. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2025 and December 31, 2024, cash amounted to $74,026 and $114,146, respectively. There were no cash equivalents at March 31, 2025 and December 31, 2024.

Deposits

From time to time the Company makes advanced payments to vendors for products to be sold to customers. These amounts are included as deposits on the condensed unaudited consolidated balance sheets.

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

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	Level 2: Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

●	Level 3: Inputs are unobservable for the asset or liability.

The carrying amounts of certain financial instruments, such as cash equivalents, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the condensed unaudited consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

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

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed unaudited consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed unaudited consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed unaudited consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed unaudited consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Revenue Recognition

The Company generates revenue through the resale of products. The Company considers customer agreements and purchase orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products either upon receipt of the product or as defined in the contract. The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement. For the three months ended March 31, 2025 and 2024, $0 and $207,436, respectively, were received as advanced payment for products being sourced, of which $0 and $207,436 is included in deferred revenue at March 31, 2025 and December 31, 2024, respectively on the condensed unaudited consolidated balance sheets. For the three months ended March 31, 2025, the company recognized $33,012 of revenue on a net basis as it was determined that the Company was acting as an agent in the contract.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed unaudited consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our condensed unaudited consolidated financial statements.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	March 31,	December 31,
	2025	2024
Accounting and Consulting	$41,000	$4,277
Legal Fees	35,000	39,560
Transaction costs(1)	12,561	12,561
Others	32,744	18,811
	$121,305	$75,209

(1)	Accounts payable and accrued expenses assumed in business combination

5. RELATED PARTY TRANSACTIONS

Advances – Related party

From January 1, 2024 to December 31, 2024, an affiliate of the Company advanced a total of $707 to cover operating costs. These amounts were due on demand. During the three months ended March 31, 2025, the Company repaid $707 to the affiliate. At March 31, 2025 and December 31, 2024, the balance of $0 and $707 to this affiliate is reported in advances – related party on the accompanying balance sheet.

Accounts payable - related party

Commencing on the date that Dune’s securities were first listed on Nasdaq and ending on the consummation of Dune’s Business Combination, Dune was obligated to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of March 31, 2025 and December 31, 2024, the Company had $110,000 outstanding for these services in connection with such agreement due to related parties within Accounts payable – related party on the accompanying condensed unaudited consolidated balance sheets.

Prior to the consummation of the Business Combination, Dune agreed to reimburse its Sponsor, officers and directors, or any of their respective affiliates for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. As of March 31, 2025 and December 31, 2024, there was $14,867 included in accounts payable – related party and $1,500 included in due to a related party on the accompanying condensed unaudited consolidated balance sheet related to reimbursement of such expenses.

Convertible Promissory Notes – Related Party

On June 21, 2023, the Company entered into an unsecured promissory note (the “Note”) with an affiliate pursuant to which the affiliate agreed to loan the Company up to an aggregate principal amount of $250,000 for working capital purposes and to pay expenses related to the Business Combination. The Note was non-interest bearing and was payable on the earlier of the Closing Date or December 31, 2023. The Note was not convertible. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Note”) to  (i) fix the principal amount of the Amended Note at $103,950, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Amended Note remains subject to customary events of default, the occurrence of any of which would automatically trigger the unpaid principal and interest balance of the Notes and all other sums payable to become immediately due and payable. As of March 31, 2025 and December 31, 2024, there was $103,950 outstanding under the Amended Note. The Amended Note is due on demand.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provided for borrowings from time to time of up to an aggregate of $300,000 that was allowed to be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination. The Sponsor Note did not bear interest and was payable on the earlier of December 31, 2023 and the consummation of the Business Combination. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Sponsor Note”) to  (i) fix the principal amount of the Amended Sponsor Note at $170,000, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Sponsor Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Amended Sponsor Note and all other sums payable with regard to the Amended Sponsor Note to become immediately due and payable. As of March 31, 2025 and December 31, 2024, there was $170,000 under the Amended Sponsor Note. The Amended Sponsor Note is due on demand.

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

Issuance of Common Stock to Officers

On December 5, 2025, Global Hydrogen approved and issued a total of 1,050,000 Class A common stock to officers of the Company under the 2023 Equity Incentive Plan (See Note 6).

6. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 6,478,256 shares of Class A common stock issued and outstanding.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 2,700,000 shares of Class B common stock issued and outstanding.

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

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As part of the IPO, Dune issued warrants to third party investors where each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the IPO, Dune completed the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant which allows the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share. At March 31, 2025 and December 31, 2024, there were 8,625,000 Public Warrants and 4,850,000 Private Placement warrants outstanding.

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

The Company accounts for the forward purchase agreement for as a derivative in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and presented in equity at March 31, 2025 and December 31, 2024 on the condensed unaudited consolidated balance sheets.

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

GLOBAL GAS CORPORATION
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL GAS CORPORATION
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock

On December 5, 2024, the Company issued 1,050,000 shares of Class A Common Stock pursuant to the December 2023 Incentive Equity Plan to key team members of the Company. A total of 950,000 shares were immediately vested with a grant date fair value of $142,595 and 100,000 shares vests on June 30, 2025 with a grant date fair value of $15,010.

7. FAIR VALUE MEASUREMENTS

We account for certain liabilities at fair value and classify these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). There were no assets measured at fair value as of March 31, 2025 and December 31, 2024.

Liabilities subject to fair value measurements are as follows:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$14,660	$—	$—	$14,660
Derivative warrant liabilities – private placement	8,250	—	—	8,250
Total liabilities	$22,910	$—	$—	$22,910

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$17,250	$—	$—	$17,250
Derivative warrant liabilities – private placement	9,700	—	—	9,700
Total liabilities	$26,950	$—	$—	$26,950

Warrant liabilities

The public warrants are separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of March 31, 2025 and December 31, 2024 was based on the fair value of the public warrants.

For the three months ended March 31, 2025, the Company recognized income from a decrease in the fair value of liabilities of $4,040, presented as a change in fair value of derivative warrant liabilities in the accompanying condensed unaudited consolidated statements of operations.

GLOBAL GAS CORPORATION
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK BASED COMPENSATION

Restricted Stock Grants

For the three months ended March 31, 2025, $6,526 of stock-based compensation was expensed and included in general and administrative expenses on the accompanying condensed unaudited consolidated statements of operations. At March 31, 2025, the remaining unrecognized stock-based compensation expense is $6,599 and anticipated to be expensed by June 30, 2025.

The following table summarizes our restricted stock activity for the period ended March 31, 2025 and December 31, 2024:

March 31, 2025
Balance at beginning of period	1,050,000
Granted	—
Expired / Cancelled	—
Released	—
Balance at end of period	1,050,000

December 31, 2024
Balance at beginning of period	—
Granted	1,050,000
Expired / Cancelled	—
Released	—
Balance at end of period	1,050,000

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company.

10. SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 14, 2025, which represents the date the condensed unaudited consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the condensed unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, our audited consolidated financial statements as of the year ended December 31, 2024, and other information included elsewhere in this report. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our” and “the Company” generally refer to Global Hydrogen in in the present tense or Global Gas from and after the Business Combination.

Overview

Global Gas Corporation is a nascent pure-play hydrogen and carbon recovery project developer and industrial gas supplier that has commenced initial operations and is building a growing project development pipeline. Potential projects are added to the project development pipeline only after Global Hydrogen has met with the potential customer, discussed the scope of the project and discussed the project’s feasibility, preliminary sizing and design. Since its inception, Global Hydrogen has worked to establish relationships in the form of channel checks with non-exclusive independent equipment suppliers and discussions with vendors. As we expand our operations, we intend to offer potential customers reliable, low-carbon and clean hydrogen, pure carbon dioxide, and other gases generated from a variety of feedstocks. We intend for our operations to include (i) the sourcing, identification, evaluation and vetting of offtake customers seeking to purchase industrial gases, (ii) the securing of local feedstocks, equipment, and utilities, (iii) the planning and management of projects and (iv) the structuring and financing of our projects. We intend to offer our customers attractive pricing as we select and secure local, often waste, feedstock, and plan to deploy established industrial gas generation, storage, compression, and dispensing technologies in our projects. On each planned project, we seek to sell multiple gas products, sourced from a single feedstock, for offtake to customers. We also intend to utilize and bring to market secondary offtake products such as oxygen. Global Hydrogen is currently a minority-owned business and we are targeting both privately- and publicly-funded hydrogen development and selected carbon recovery projects, including projects supported by local, county, state, and national-level governments in North America, Western Europe, and Great Britain.

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

Growth Strategy

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

Results of Operations

As of March 31, 2025, the Company’s revenue was generated from one contract. As of March 31, 2025, the Company’s expenses have been related to initial operations and efforts to source materials for future projects and to undertake conversations with potential customers.

The following table sets forth our condensed unaudited consolidated statement of operations for the three months ended March 31, 2025 and 2024, and the dollar and percentage change between the two periods:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$33,012	$—	$33,012	NM*

Costs and expenses:
General and administrative	62,126	77,159	(15,033)	(19)%
Total costs and expenses	62.126	77,159	(15,033)	(19)%
Operating loss	(29,114)	(77,159)	48,045	(62)%

Other income (expense):
Interest income	855	7,566	(6,681)	(88)%
Interest expense	(4,353)	—	(4,353)	NM*
Change in fair value of warrants liabilities	4,040	(109,150)	113,190	(104)%
Loss before income taxes	(28,542)	(178,743)	150,201	(84)%
Income tax expense	—	—	—	—
Net (loss) income	$(28,542)	$(178,743)	$150,201	(84)%

NM* - Percentage change not meaningful

Revenue

For the three months ended March 31, 2025 and 2024, the Company recognized $33,012 and $0, respectively, of revenue from a project recognized on a net basis.

General and administrative expenses

General and administrative expenses decreased by $15,033 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily related to franchise tax expense, legal fees and professional fees.

Interest income

For the three months ended March 31, 2025 and 2024, the Company earned $0 and $7,566, respectively, of interest income on cash equivalents.

Interest expense

For the three months ended March 31, 2025 and 2024, the Company incurred $3,468 and $0, respectively, of interest expense on its convertible promissory notes.

Change in fair value of warrants liabilities

The change in fair value of warrant liabilities of $4,040 and $(109,150), is recognized into other income and other expense for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party. The Company had $74,026 in cash and cash equivalents, a working capital deficit of $444,996, and an accumulated deficit of $475,350 as of March 31, 2025.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed unaudited consolidated financial statements are available to be issued. These condensed unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flows for the three months ended March 31, 2025 and 2024

The following table summarizes cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net cash used in operating activities	$(39,413)	$(1,021,806)
Net cash (used in) provided by financing activities	$(707)	$125,000

Cash flows from operating activities

Net cash used in operating activities for the three months ended March 31, 2025 was $39,413, primarily related to the net loss for the period and decrease in deferred revenue and decrease in deposits.

Net cash used in operating activities for the three months ended March 31, 2024 was $1,021,806, primarily related to the net loss for the period and decrease in accounts payable and accrued expenses.

Cash flows from financing activities

Net cash used in financing activities during the three months ended March 31, 2025 was $707, consisting of payment to a related party.

Net cash provided by financing activities during the three months ended March 31, 2024 was $125,000, consisting of the proceeds received from forward purchase agreement contract.

Critical Accounting Estimates

The preparation of our condensed unaudited consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our condensed unaudited consolidated financial statements and accompanying notes that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and future periods, if the revision affects both current and future periods.

A summary of our significant accounting policies is included in Note 3, “Summary of significant accounting policies” to the accompanying condensed unaudited consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed unaudited consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed unaudited consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed unaudited consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed unaudited consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

New Accounting Pronouncements

Recently Issued Accounting Standards

The Company is expected to be an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of the Company’s condensed unaudited consolidated financial statements to those of other public companies more difficult.

For the impact of recently issued accounting pronouncements on the Company’s condensed unaudited consolidated financial statements, see Note 3 to the condensed unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 5. Other Information

During the quarter ended March 31, 2025, (i) no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) nor “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Global Gas Corporation Inc. for the quarter ended March 31, 2025, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2025.

GLOBAL GAS CORPORATION

May 14, 2025	By:	/s/ Carter Glatt.
Carter Glatt
Chairman
Principal Executive Officer

May 14, 2025	By:	/s/ Shachi Shah
Shachi Shah
Chief Financial Officer
Principal Accounting and Financial Officer