Form 10-Q/A
period 2025-03-31
Global Gas Corp
filed 2025-06-05
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 of Global Gas Corporation (the “Company”), filed with the Securities and Exchange Commission on May 15, 2025 (the “Form 10-Q”) to correct a clerical error on the cover page of the Form 10-Q and the XBRL file indicating that the Company was a shell company, which it is not. Additionally, the Company is filing new certifications required by the Sarbanes-Oxley Act of 2002.

Other than as set forth above, this Amendment does not reflect events occurring after the filing of the Form 10-Q, and no other information in the Form 10-Q is amended hereby. Other events or circumstances occurring after the date of the Form 10-Q or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our filings with the SEC subsequent thereto.

GLOBAL GAS CORPORATION

TABLE OF CONTENTS

		Page
Item 6.	Exhibits	1

Signatures		2

i

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Global Gas Corporation Inc. for the quarter ended March 31, 2025, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of June, 2025.

GLOBAL GAS CORPORATION

June 5, 2025	By:	/s/ Carter Glatt.
Carter Glatt
Chairman
Principal Executive Officer

June 5, 2025	By:	/s/ Shachi Shah
Shachi Shah
Chief Financial Officer
Principal Accounting and Financial Officer

2