Form 10-Q
period 2025-06-30
Global Gas Corp
filed 2025-08-12
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-39819

GLOBAL GAS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	85-1617911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 S. Rosemary Avenue, Suite 204 West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)

(917) 742-1904

(Registrant’s telephone number, including area code)

99 Wall Street, Suite 436, New York, New York, 10005

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

As of August 12, 2025, there were 6,478,256 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 2,700,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL GAS CORPORATION

i

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	Unaudited
Assets
Current assets
Cash and cash equivalents	$83,772	$114,146
Deposit	—	144,000
Prepaid expenses and other receivables	14,685	6,583
Total Current Assets	98,457	264,729
TOTAL ASSETS	$98,457	$264,729

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable – related party	$—	$124,867
Accounts payable and accrued expenses	99,077	75,209
Deferred Revenue	—	207,436
Advances – related party	—	2,207
Convertible promissory notes – related parties	273,950	273,950
Total Current Liabilities	373,027	683,669
Derivative warrant liabilities	18,870	26,950
TOTAL LIABILITIES	391,897	710,619

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; zero shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 6,478,256 shares issued or outstanding as of June 30, 2025 and December 31, 2024	648	648
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,700,000 shares issued or outstanding as June 30, 2025 and December 31, 2024	270	270
Additional paid-in capital	13,124	—
Accumulated deficit	(307,482)	(446,808)
Total stockholders’ deficit	(293,440)	(445,890)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$98,457	$264,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$-	$-	$33,012	$-

Operating Expenses:
General and administrative	35,805	71,095	97,931	148,254
Loss from operations	(35,805)	(71,095)	(64,919)	(148,254)

Other income, net:
Other income	202,173	-	202,173	-
Interest income	874	4,909	1,759	12,475
Interest expense	(3,414)	-	(7,767)	-
Change in fair value of derivative warrant liabilities	4,040	471,620	8,080	362,470
Total other income, net	203,673	476,529	204,245	374,945

Net Income	$167,868	$405,434	$139,326	$226,691

Weighted average number of Class A common stock outstanding, basic and diluted	6,478,256	5,428,256	6,478,256	5,428,256
Net income per Class A common stock, basic and diluted	$0.02	$0.05	$0.02	$0.03
Weighted average number of Class B common stock outstanding, basic and diluted	2,700,000	2,700,000	2,700,000	3,262,637
Net income per Class B common stock, basic and diluted	$0.02	$0.05	$0.02	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	6,478,256	$648	2,700,000	$270	$—	$(446,808)	$(445,890)
Stock based compensation	—	—	—	—	6,526	—	6,526
Net loss	—	—	—	—	—	(28,542)	(28,542)
Balance – March 31, 2025	6,478,256	$648	2,700,000	$270	$6,526	$(475,350)	$(467,906)
Stock based compensation	—	—	—	—	6,598	—	6,598
Net income	—	—	—	—	—	167,868	167,868
Balance – June 30, 2025	6,478,256	$648	2,700,000	$270	$13,124	$(307,482)	$(293,440)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock					Additional		Total
	Class A		Class B		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – December 31, 2023	5,428,256	$543	4,300,000	$430	(2,608,141)	$2,172,674	$(300,176)	$(734,670)
Forfeiture of Class B common stock	—	—	(1,600,000)	(160)	—	160	—	—
Proceeds from forward purchase agreement shares	—	—	—	—	125,000	—	—	125,000
Net loss	—	—	—	—		—	(178,743)	(178,743)
Balance – March 31, 2024	5,428,256	$543	2,700,000	$270	(2,483,141)	$2,172,834	$(478,919)	$(788,413)
Proceeds from forward purchase agreement shares	—	—	—	—	150,000	—	—	150,000
Net income	—	—	—	—	—	—	405,434	405,434
Balance – June 30, 2024	5,428,256	$543	2,700,000	$270	(2,333,141)	$2,172,834	$(73,485)	$(232,979)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$139,326	$226,691
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Change in fair value of derivative warrant liabilities	(8,080)	(362,470)
Stock - based compensation	13,124	—
Changes in operating assets and liabilities:
Prepaid expenses	(8,102)	(129,100)
Deposit	144,000	(144,000)
Accounts payable and accrued expenses	23,868	(918,101)
Accounts payable – related party	(124,867)	—
Deferred revenue	(207,436)	207,436
Net cash and cash equivalents used in operating activities	(28,167)	(1,119,544)

Cash Flows from Financing Activities:
Repayment of advances – related party	(2,207)	—
Proceeds from forward purchase agreement	—	275,000
Net cash and cash equivalents (used in) provided by financing activities	(2,207)	275,000

Net change in cash and cash equivalents	(30,374)	(844,544)
Cash and cash equivalents, beginning of period	114,146	1,183,328
Cash and cash equivalents, end of period	$83,772	$338,784

Supplemental Cash flow information:
Taxes paid	$—	$—

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

2. LIQUIDITY AND GOING CONCERN

Going Concern

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party and from revenue from customers. The Company had $83,772 in cash and cash equivalents, a working capital deficit of $274,570, and an accumulated deficit of $307,482 as of June 30, 2025.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The condensed unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying condensed unaudited consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”).

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

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chairman, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash and cash equivalents.

Operating expenses, inclusive of general and administrative costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements. The categories of operating expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in the bank which is subject to an insignificant risk of changes in value. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2025 and December 31, 2024, cash amounted to $83,772 and $114,146, respectively. There were no cash equivalents at June 30, 2025 and December 31, 2024.

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

Revenue Recognition

The Company generates revenue through the resale of products. The Company considers customer agreements and purchase orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products either upon receipt of the product or as defined in the contract. The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement. For the three months ended June 30, 2025 and 2024, $0 and $0, respectively, were received as advanced payment for products being sourced. For the six months ended June 30, 2025 and 2024, $0 and $207,436, respectively, were received as advanced payment for products being sourced, of which $0 and $207,436 is included in deferred revenue at June 30, 2025 and December 31, 2024, respectively on the condensed consolidated balance sheets. For the three and six months ended June 30, 2025, the company recognized $0 and $33,012 of revenue on a net basis as it was determined that the Company was acting as an agent in the contract.

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

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company adopted the guidance effective December 31, 2024 for the fiscal year beginning January 1, 2024. There was no impact on the Company’s reportable segment identified and additional required disclosures have been included in these financial statements (see Note 3).

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

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	June 30,	December 31,
	2025	2024
Accounting and Consulting	$12,531	$4,277
Legal Fees	35,000	39,560
Transaction costs(1)	12,561	12,561
Others	38,985	18,811
	$99,077	$75,209

(1)	Accounts payable and accrued expenses assumed in business combination

5. RELATED PARTY TRANSACTIONS

Advances – Related party

From January 1, 2024 to December 31, 2024, an affiliate of the Company advanced a total of $707 to cover operating costs. These amounts were due on demand. During the three and six months ended June 30, 2025, the Company repaid $0 and $707 to the affiliate. At June 30, 2025 and December 31, 2024, the balance of $0 and $707 to this affiliate is reported in advances – related party on the accompanying balance sheet.

Accounts payable - related party

Commencing on the date that Dune’s securities were first listed on Nasdaq and ending on the consummation of Dune’s Business Combination, Dune was obligated to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of June 30, 2025 and December 31, 2024, the Company had $0 and $110,000 outstanding for these services in connection with such agreement due to related parties within Accounts payable – related party on the accompanying condensed unaudited consolidated balance sheets.

Prior to the consummation of the Business Combination, Dune agreed to reimburse its Sponsor, officers and directors, or any of their respective affiliates for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. As of June 30, 2025 and December 31, 2024, there was $0 and $14,867 included in accounts payable – related party and $0 and $1,500 included in due to a related party on the accompanying condensed unaudited consolidated balance sheet related to reimbursement of such expenses.

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Promissory Notes – Related Party

On June 21, 2023, the Company entered into an unsecured promissory note (the “Note”) with an affiliate pursuant to which the affiliate agreed to loan the Company up to an aggregate principal amount of $250,000 for working capital purposes and to pay expenses related to the Business Combination. The Note was non-interest bearing and was payable on the earlier of the Closing Date or December 31, 2023. The Note was not convertible. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Note”) to  (i) fix the principal amount of the Amended Note at $103,950, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Amended Note remains subject to customary events of default, the occurrence of any of which would automatically trigger the unpaid principal and interest balance of the Notes and all other sums payable to become immediately due and payable. As of June 30, 2025 and December 31, 2024, there was $103,950 outstanding under the Amended Note. The Amended Note is due on demand. For the six months ended June 30, 2025 and 2024, $2,947 and $0 of interest expenses accrued and payable on this note is included in interest expense on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2025 and 2024, $1,295 and $0 of interest expenses accrued and payable on this note is included in interest expense on the accompanying condensed consolidated statements of operations The Amended Sponsor Note is due on demand.

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provided for borrowings from time to time of up to an aggregate of $300,000 that was allowed to be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination. The Sponsor Note did not bear interest and was payable on the earlier of December 31, 2023 and the consummation of the Business Combination. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Sponsor Note”) to  (i) fix the principal amount of the Amended Sponsor Note at $170,000, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Sponsor Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Amended Sponsor Note and all other sums payable with regard to the Amended Sponsor Note to become immediately due and payable. As of June 30, 2025 and December 31, 2024, there was $170,000 under the Amended Sponsor Note. For the six months ended June 30, 2025 and 2024, $4,820 and $0 of interest expenses accrued and payable on this note is included in interest expense on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2025 and 2024, $2,119 and $0 of interest expenses accrued and payable on this note is included in interest expense on the accompanying condensed consolidated statements of operations. The Amended Sponsor Note is due on demand.

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

Issuance of Common Stock to Officers

On December 5, 2024, Global Hydrogen approved and issued a total of 1,050,000 Class A common stock to officers of the Company under the 2023 Equity Incentive Plan (See Note 6).

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 6,478,256 shares of Class A common stock issued and outstanding.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 2,700,000 shares of Class B common stock issued and outstanding.

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

Warrants

As part of the IPO, Dune issued warrants to third party investors where each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the IPO, Dune completed the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant which allows the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share. At June 30, 2025 and December 31, 2024, there were 8,625,000 Public Warrants and 4,850,000 Private Placement warrants outstanding.

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

GLOBAL GAS CORPORATION

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for the forward purchase agreement as a derivative in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and presented in equity at June 30, 2025 and December 31, 2024 on the condensed unaudited consolidated balance sheets.

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

GLOBAL GAS CORPORATION
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

7. FAIR VALUE MEASUREMENTS

We account for certain liabilities at fair value and classify these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). There were no assets measured at fair value as of June 30, 2025 and December 31, 2024.

Liabilities subject to fair value measurements are as follows:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$12,080	$—	$—	$12,080
Derivative warrant liabilities – private placement	6,790	—	—	6,790
Total liabilities	$18,870	$—	$—	$18,870

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$17,250	$—	$—	$17,250
Derivative warrant liabilities – private placement	9,700	—	—	9,700
Total liabilities	$26,950	$—	$—	$26,950

Warrant liabilities

The public warrants are separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of June 30, 2025 and December 31, 2024 was based on the fair value of the public warrants.

For the three and six months ended June 30, 2025, the Company recognized income from a decrease in the fair value of liabilities of $4,040 and $8,080, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying condensed unaudited consolidated statements of operations.

GLOBAL GAS CORPORATION
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK BASED COMPENSATION

Restricted Stock Grants

For the three and six months ended June 30, 2025, $6,598 and $13,124 of stock-based compensation was expensed and included in general and administrative expenses on the accompanying condensed unaudited consolidated statements of operations. At June 30, 2025, the remaining unrecognized stock-based compensation expense is $0.

The following table summarizes our restricted stock activity for the six months ended June 30, 2025 and the year ended December 31, 2024:

June 30, 2025
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

Refund of Delaware franchise taxes

In 2023 and 2024, the Company made estimated interim quarterly payments to the State of Delaware for franchise taxes. At the close of the Business Combination, the assets of the Company were significantly lower resulting in a lower than expected franchise tax payable for the years.  In 2024, the Company refiled the 2023 Delaware franchise tax return without recording the anticipated refund due to an expected lengthy processing time and uncertainty. In April 2025, the Company received $202,173 in refunds which is included in other income in the unaudited condensed consolidated statements of operations.

10. SUBSEQUENT EVENTS

Subsequent events have been evaluated through August XX, 2025, which represents the date the condensed unaudited consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the condensed unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements as of and for the three months ended June 30, 2025 and 2024, for the six months ended June 30, 2025 and 2024 and other information included elsewhere in this report. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

As of June 30, 2025, the Company’s revenue was generated from one contract. As of June 30, 2025, the Company’s expenses have been related to initial operations and efforts to source materials for future projects and to undertake conversations with potential customers.

The following tables sets forth our condensed unaudited consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, and the dollar and percentage change between the two periods:

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change

Revenue	$-	$-	$-	0%

Costs and expenses:
General and administrative	35,805	71,095	(35,290)	(50)%
Total costs and expenses	35,805	71,095	(35,290)	(50)%
Operating loss	(35,805)	(71,095)	35,290	(50)%

Other income	202,173	-	202,173	100%
Interest income	874	4,909	(4,035)	(82)%
Interest expense	(3,414)	-	(3,414)	100%
Change in fair value of warrants liabilities	4,040	471,620	(467,580)	(99)%
Net income before income taxes	167,868	405,434	(237,566)	(59)%
Income tax expense	-	-	-	0%
Net income	$167,868	405,434	$(237,566)	(59)%

NM* - Percentage change not meaningful

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change

Revenue	$33,012	$-	$33,012	100%

Costs and expenses:
General and administrative	97,931	148,254	(50,323)	(34)%
Total costs and expenses	(97,931)	148,254	(50,323)	(34)%
Operating loss	(64,919)	(148,254)	83,335	(56)%

Other income	202,173	-	202,173	100%
Interest income	1,759	12,475	(10,716)	(86)%
Interest expense	(7,767)	-	(7,767)	(100)%
Change in fair value of warrants liabilities	8,080	362,470	(354,390)	(98)%
Net income before income taxes	204,245	226,691	(87,365)	(39)%
Income tax expense	-	-	-	0%
Net income (loss)	$139,326	$226,691	$(87,365)	(39)%

Revenue

For the three months ended June 30, 2025 and 2024, the Company recognized $0 and $0, respectively, of revenue from a project recognized on a net basis. For the six months ended June 30, 2025 and 2024, the Company recognized $33,012 and $0, respectively, of revenue from a project recognized on a net basis.

Other income

During the three and six months ended June, 30, 2025, the Company received a refund of Delaware franchise taxes overpaid in 2023 of $202,173.

General and administrative expenses

General and administrative expenses decreased by $35,290 for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily related to franchise tax expense, legal fees and professional fees. General and administrative expenses decreased by $50,323 for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily related to franchise tax expense, legal fees and professional fees.

Interest income

For the three months ended June 30, 2025 and 2024, the Company earned $874 and $4,909, respectively, of interest income on cash balances at bank. For the six months ended June 30, 2025 and 2024, the Company earned $1,759 and $12,475, respectively, of interest income on cash balances at bank.

Interest expense

For the three months ended June 30, 2025 and 2024, the Company incurred $3,414 and $0 respectively, of interest expense on its convertible promissory notes. For the six months ended June 30, 2025 and 2024, the Company incurred $7,767 and $0, respectively, of interest expense on its convertible promissory notes.

Change in fair value of warrants liabilities

The change in fair value of warrant liabilities for the three months ended June 30, 2025 and 2024 of $4,040 and $471,620, respectively, is recognized into other income. The change in fair value of warrant liabilities for the six months ended June 30, 2025 and 2024 of $8,080 and $362,470, respectively, is recognized into other income and other expense.

Liquidity and Capital Resources

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party. The Company had $83,772 in cash and cash equivalents, a working capital deficit of $274,570, and an accumulated deficit of $307,482 as of June 30, 2025.

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

Cash flows for the six months ended June 30, 2025 and 2024

The following table summarizes cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net cash and cash equivalents used in operating activities	$(28,167)	$(1,119,544)
Net cash and cash equivalents (used in) provided by financing activities	$(2,207)	$275,000

Cash flows from operating activities

Net cash and cash equivalents used in operating activities for the six months ended June 30, 2025 was $28,167, primarily related to the decrease in deferred revenue and repayment of accounts payable – related party partially offset by a decrease in deposit.

Net cash and cash equivalents used in operating activities for the six months ended June 30, 2024 was $1,119,544, primarily related the decrease in accounts payable and accrued expenses, increase in deposit, increase in prepaid expenses and other receivables and change in fair value of warrant liabilities partially offset by net income for the period.

Cash flows from financing activities

Net cash and cash equivalents used in financing activities for the six months ended June 30, 2025 was $2,207, consisting of payments to a related party.

Net cash and cash equivalents provided by financing activities the six months ended June 30, 2024 was $275,000, consisting of the proceeds received from forward purchase agreement contract.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 5. Other Information

During the quarter ended June 30, 2025, (i) no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) nor “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Global Gas Corporation Inc. for the quarter ended June 30, 2025, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 2025.

GLOBAL GAS CORPORATION

August 12, 2025	By:	/s/ Carter Glatt.
Carter Glatt
Chairman
Principal Executive Officer

August 12, 2025	By:	/s/ Shachi Shah
Shachi Shah
Chief Financial Officer
Principal Accounting and Financial Officer