Form 10-Q
period 2025-09-30
Global Gas Corp
filed 2025-11-14
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 7,478,256 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 0 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL GAS CORPORATION

i

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	Unaudited
Assets
Current assets
Cash and cash equivalents	$48,307	$114,146
Deposit	-	144,000
Prepaid expenses and other receivables	10,680	6,583
Total Current Assets	58,987	264,729
TOTAL ASSETS	$58,987	$264,729

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable – related party	$-	$124,867
Accounts payable and accrued expenses	92,507	75,209
Deferred Revenue	-	207,436
Advances – related party	-	2,207
Convertible promissory notes – related parties	273,950	273,950
Total Current Liabilities	366,457	683,669
Derivative warrant liabilities	35,040	26,950
TOTAL LIABILITIES	401,497	710,619

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding as of September 30, 2025 and December 31, 2024	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 7,478,256 and 6,478,256 shares issued or outstanding as of September 30, 2025 and December 31, 2024, respectively	748	648
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 and 2,700,000 shares issued or outstanding as September 30, 2025 and December 31, 2024, respectively	-	270
Additional paid-in capital	125,394	-
Accumulated deficit	(468,652)	(446,808)
Total stockholders’ deficit	(342,510)	(445,890)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$58,987	$264,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$-	$-	$33,012	$-

Operating Expenses:
General and administrative	142,286	121,207	240,217	269,461
Loss from operations	(142,286)	(121,207)	(207,205)	(269,461)

Other income, net:
Other income	-	-	202,173	-
Interest income	739	2,643	2,498	15,118
Interest expense	(3,453)	-	(11,220)	-
Change in fair value of derivative warrant liabilities	(16,170)	(5,390)	(8,090)	357,080
Total other income, net	(18,884)	(2,747)	185,361	372,198

Net Income/(loss)	$(161,170)	$(123,954)	$(21,844)	$102,737

Weighted average number of Class A common stock outstanding, basic and diluted	6,950,783	5,428,256	6,635,765	5,428,256
Net income per Class A common stock, basic and diluted	$(0.02)	$(0.02)	$(0.00)	$0.01
Weighted average number of Class B common stock outstanding, basic and diluted	1,453,846	2,700,000	2,284,615	3,073,723
Net income per Class B common stock, basic and diluted	$(0.02)	$(0.02)	$(0.00)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	6,478,256	$648	2,700,000	$270	$-	$(446,808)	$(445,890)
Stock based compensation	-	-	-	-	6,526	-	6,526
Net loss	-	-	-	-	-	(28,542)	(28,542)
Balance – March 31, 2025	6,478,256	648	2,700,000	270	6,526	(475,350)	(467,906)
Stock based compensation	-	-	-	-	6,598	-	6,598
Net income	-	-	-	-	-	167,868	167,868
Balance – June 30, 2025	6,478,256	648	2,700,000	270	13,124	(307,482)	(293,440)
Forfeiture of Class B common stock	-	-	(2,700,000)	(270)	270	-	-
Stock based compensation	1,000,000	100	-	-	112,000	-	112,100
Net income	-	-	-	-	-	(161,170)	(161,170)
Balance – September 30, 2025	7,478,256	$748	$-	$-	$125,394	$(468,652)	$(342,510)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock					Additional		Total
	Class A		Class B		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – December 31, 2023	5,428,256	$543	4,300,000	$430	$(2,608,141)	$2,172,674	$(300,176)	$(734,670)
Forfeiture of Class B common stock	-	-	(1,600,000)	(160)	-	160	-	-
Proceeds from forward purchase agreement shares	-	-	-	-	125,000	-	-	125,000
Net loss	-	-	-	-	-	-	(178,743)	(178,743)
Balance – March 31, 2024	5,428,256	543	2,700,000	270	(2,483,141)	2,172,834	(478,919)	(788,413)
Proceeds from forward purchase agreement shares	-	-	-	-	150,000	-	-	150,000
Net income	-	-	-	-	-	-	405,434	405,434
Balance – June 30, 2024	5,428,256	543	2,700,000	270	(2,333,141)	2,172,834	(73,485)	(232,979)
Net Loss	-	-	-	-	-	-	(123,954)	(123,954)
Balance – September 30, 2024	5,428,256	$543	2,700,000	$270	$(2,333,141)	$2,172,834	$(197,439)	$(356,933)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(21,844)	$102,737
Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities:
Change in fair value of derivative warrant liabilities	8,090	(357,080)
Stock - based compensation	125,224	-
Changes in operating assets and liabilities:
Prepaid expenses	(4,097)	(104,600)
Deposit	144,000	(144,000)
Accounts payable and accrued expenses	17,298	(970,377)
Accounts payable – related party	(124,867)	-
Deferred revenue	(207,436)	207,436
Net cash and cash equivalents used in operating activities	(63,632)	(1,265,884)

Cash Flows from Financing Activities:
Repayment of advances – related party	(2,207)	-
Proceeds from forward purchase agreement	-	275,000
Net cash and cash equivalents (used in) provided by financing activities	(2,207)	275,000

Net change in cash and cash equivalents	(65,839)	(990,884)
Cash and cash equivalents, beginning of period	114,146	1,183,328
Cash and cash equivalents, end of period	$48,307	$192,444

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Class A Common Stock	$100	$-
Forfeiture of Class B Common Stock	$(270)	$-

Supplemental Cash flow information:
Taxes paid	$-	$-

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

2. LIQUIDITY AND GOING CONCERN

Going Concern

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party and from revenue from customers. The Company had $48,307 in cash and cash equivalents, a working capital deficit of $307,470, and an accumulated deficit of $468,652 as of September 30, 2025.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The condensed unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying condensed unaudited consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”).

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

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in the bank which is subject to an insignificant risk of changes in value. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2025 and December 31, 2024, cash amounted to $48,307 and $114,146, respectively. There were no cash equivalents at September 30, 2025 and December 31, 2024.

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

Revenue Recognition

The Company generates revenue through the resale of products. The Company considers customer agreements and purchase orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products either upon receipt of the product or as defined in the contract. The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement. For the three months ended September 30, 2025 and 2024, $0 and $0, respectively, were received as advanced payment for products being sourced. For the nine months ended September 30, 2025 and 2024, $0 and $207,436, respectively, were received as advanced payment for products being sourced, of which $0 and $207,436 is included in deferred revenue at September 30, 2025 and December 31, 2024, respectively on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the company recognized $0 and $33,012 of revenue on a net basis as it was determined that the Company was acting as an agent in the contract.

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

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	September 30,	December 31,
	2025	2024
Accounting and Consulting	$-	$4,277
Legal Fees	35,000	39,560
Transaction costs(1)	12,561	12,561
Others	44,946	18,811
	$92,507	$75,209

(1)	Accounts payable and accrued expenses assumed in business combination

5. RELATED PARTY TRANSACTIONS

Advances – Related party

From January 1, 2024 to December 31, 2024, an affiliate of the Company advanced a total of $707 to cover operating costs. These amounts were due on demand. During the three and nine months ended September 30, 2025, the Company repaid $0 and $707 to the affiliate. At September 30, 2025 and December 31, 2024, the balance of $0 and $707 due to this affiliate is reported in advances – related party on the accompanying balance sheet.

Accounts payable - related party

Commencing on the date that Dune’s securities were first listed on Nasdaq and ending on the consummation of Dune’s Business Combination, Dune was obligated to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of September 30, 2025 and December 31, 2024, the Company had $0 and $110,000 outstanding for these services in connection with such agreement due to related parties within Accounts payable – related party on the accompanying condensed unaudited consolidated balance sheets.

Prior to the consummation of the Business Combination, Dune agreed to reimburse its Sponsor, officers and directors, or any of their respective affiliates for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. As of September 30, 2025 and December 31, 2024, there was $0 and $14,867 included in accounts payable – related party and $0 and $1,500 included in due to a related party on the accompanying condensed unaudited consolidated balance sheet related to reimbursement of such expenses.

Convertible Promissory Notes – Related Party

On June 21, 2023, the Company entered into an unsecured promissory note (the “Note”) with an affiliate pursuant to which the affiliate agreed to loan the Company up to an aggregate principal amount of $250,000 for working capital purposes and to pay expenses related to the Business Combination. The Note was non-interest bearing and was payable on the earlier of the Closing Date or December 31, 2023. The Note was not convertible. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Note”) to (i) fix the principal amount of the Amended Note at $103,950, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Amended Note remains subject to customary events of default, the occurrence of any of which would automatically trigger the unpaid principal and interest balance of the Notes and all other sums payable to become immediately due and payable. As of September 30, 2025 and December 31, 2024, there was $103,950 outstanding under the Amended Note. The Amended Note is due on demand. For the nine months ended September 30, 2025 and 2024, $4,257 and $0 of interest expenses accrued and payable on this note is included in interest expense on the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2025 and 2024, $1,311 and $0 of interest expenses accrued and payable on this note is included in interest expense on the accompanying condensed consolidated statements of operations The Amended Sponsor Note is due on demand.

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provided for borrowings from time to time of up to an aggregate of $300,000 that was allowed to be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination. The Sponsor Note did not bear interest and was payable on the earlier of December 31, 2023 and the consummation of the Business Combination. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Sponsor Note”) to (i) fix the principal amount of the Amended Sponsor Note at $170,000, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Sponsor Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Amended Sponsor Note and all other sums payable with regard to the Amended Sponsor Note to become immediately due and payable. As of September 30, 2025 and December 31, 2024, there was $170,000 under the Amended Sponsor Note. For the nine months ended September 30, 2025 and 2024, $6,963 and $0 of interest expenses accrued and payable on this note is included in interest expense on the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2025 and 2024, $2,142 and $0 of interest expenses accrued and payable on this note is included in interest expense on the accompanying condensed consolidated statements of operations. The Amended Sponsor Note is due on demand.

CEO Employment Agreement

On March 4, 2024, Global Hydrogen entered into an employment agreement amendment (the “Employment Agreement Amendment”) with William Bennet Nance, Jr., the former Chief Executive Officer and Founder of Global Hydrogen and a former director of the Company. Pursuant to the Employment Agreement Amendment, Mr. Nance’s compensation was restructured to entitle him to contingent payments (“Gross Profit Payments”) equal to 15% of the Gross Profit (as defined in the Employment Agreement Amendment) of the Company, determined in accordance with U.S. generally accepted accounting principles, up to a maximum amount of $250,000 on an annualized basis, less applicable taxes and withholdings, in lieu of the base salary he had previously been entitled to. The Employment Agreement Amendment also made conforming changes to Mr. Nance’s employment agreement, such that (i) the change in his compensation structure effected by the Employment Agreement Amendment would not constitute “good reason” for Mr. Nance to terminate his employment with Global Hydrogen, other subsidiaries of the Company or the Company itself, and (ii) if Mr. Nance’s employment was terminated by him for good reason, or by the Company without cause (and not due to death or disability), Mr. Nance was to be entitled to consideration updated to include any earned but unpaid Gross Profit Payments through the date of termination. The Employment Agreement Amendment also shortened the restricted period during which certain non-competition and non-solicitation provisions of Mr. Nance’s original employment agreement remained in effect. Effective June 17, 2024, the employment agreement was terminated.

Issuance of Common Stock to Officers

On December 5, 2024, Global Hydrogen approved and issued a total of 1,050,000 Class A common stock to officers of the Company under the 2023 Equity Incentive Plan (See Note 6).

Issuance of Common Stock to Board of Directors

On August 18, 2025, Global Hydrogen approved and issued a total of 1,000,000 Class A common stock to members of the Board of Directors of the Company under the 2023 Equity Incentive Plan (See Note 6).

6. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 7,478,256 and 6,478,256 shares of Class A common stock issued and outstanding, respectively.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 0 and 2,700,000 shares of Class B common stock issued and outstanding, respectively.

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

Warrants

As part of the IPO, Dune issued warrants to third party investors where each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the IPO, Dune completed the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant which allows the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share. At September 30, 2025 and December 31, 2024, there were 8,625,000 Public Warrants and 4,850,000 Private Placement warrants outstanding.

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

The Company accounts for the forward purchase agreement as a derivative in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and presented in equity at September 30, 2025 and December 31, 2024 on the condensed unaudited consolidated balance sheets.

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

Forfeiture Agreements

On March 4, 2024, the Company entered into the Forfeiture Agreements with certain holders of the Company’s Class B common stock. Pursuant to the Forfeiture Agreements, such holders forfeited an aggregate of 1,600,000 shares. On August 19, 2025, the Company entered into a settlement agreement with such holders pursuant to which such holders forfeited an aggregate of 2,700,000 shares of the Company’s Class B common stock.  As a result, the Company no longer has any shares of Class B common stock outstanding.

Restricted Stock

On December 5, 2024, the Company issued 1,050,000 shares of Class A Common Stock pursuant to the December 2023 Incentive Equity Plan to key team members of the Company. A total of 950,000 shares were immediately vested with a grant date fair value of $142,595 and 100,000 shares vested on June 30, 2025 with a grant date fair value of $15,010.

On August 18, 2025, the Company issued 1,000,000 shares of Class A Common Stock pursuant to the December 2023 Incentive Equity Plan to members of the Board of Directors. All shares were immediately vested with a grant date fair value of $112,100.

7. FAIR VALUE MEASUREMENTS

We account for certain liabilities at fair value and classify these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). There were no assets measured at fair value as of September 30, 2025 and December 31, 2024.

Liabilities subject to fair value measurements are as follows:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$22,430	$-	$-	$22,430
Derivative warrant liabilities – private placement	12,610	-	-	12,610
Total liabilities	$35,040	$-	$-	$35,040

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$17,250	$-	$-	$17,250
Derivative warrant liabilities – private placement	9,700	-	-	9,700
Total liabilities	$26,950	$-	$-	$26,950

Warrant liabilities

The public warrants are separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of September 30, 2025 and December 31, 2024 was based on the fair value of the public warrants.

For the three and nine months ended September 30, 2025, the Company recognized expense from an increase in the fair value of liabilities of $16,170 and $8,090, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying condensed unaudited consolidated statements of operations.

8. STOCK BASED COMPENSATION

Restricted Stock Grants

For the three and nine months ended September 30, 2025, $112,100 and $125,224 of stock-based compensation was expensed and included in general and administrative expenses on the accompanying condensed unaudited consolidated statements of operations. At September 30, 2025, there was no remaining unrecognized stock-based compensation expense.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2025 and the year ended December 31, 2024:

September 30,
2025
Balance at beginning of period	$1,050,000
Granted	1,000,000
Expired / Cancelled	—
Released	—
Balance at end of period	$2,050,000

December 31,
2024
Balance at beginning of period	—
Granted	$1,050,000
Expired / Cancelled	—
Released	—
Balance at end of period	$1,050,000

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

10. SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 13, 2025, which represents the date the condensed unaudited consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the condensed unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements as of and for the three months ended September 30, 2025 and 2024, for the nine months ended September 30, 2025 and 2024 and other information included elsewhere in this report. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

As of September 30, 2025, the Company’s revenue was generated from one contract. As of September 30, 2025, the Company’s expenses have been related to initial operations and efforts to source materials for future projects and to undertake conversations with potential customers.

The following tables sets forth our condensed unaudited consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, and the dollar and percentage change between the two periods:

	For the Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

Revenues	$-	$-	$-	NM*

Operating Expenses:
General and administrative	142,286	121,207	21,079	17%
Loss from operations	(142,286)	(121,207)	(21,079)	17%

Other income, net:
Interest income	739	2,643	(1,904)	(72)%
Interest expense	(3,453)	-	(3,453)	NM*
Change in fair value of derivative warrant liabilities	(16,170)	(5,390)	(10,780)	200%
Total other income, net	(18,884)	(2,747)	(16,137)	587%

Net Income/(loss)	$(161,170)	$(123,954)	$(37,216)	30%

NM* - Percentage change not meaningful

	For the Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change

Revenues	$33,012	$-	$33,012	NM*

Operating Expenses:
General and administrative	240,217	269,461	(29,244)	(11)%
Loss from operations	(207,205)	(269,461)	62,256	(23)%

Other income, net:
Other income	202,173	-	202,173	NM*
Interest income	2,498	15,118	(12,620)	(83)%
Interest expense	(11,220)	-	(11,220)	NM*
Change in fair value of derivative warrant liabilities	(8,090)	357,080	(365,170)	(102)%
Total other income, net	185,361	372,198	(186,837)	(50)%

Net Income/(loss)	$(21,844)	$102,737	$(124,581)	(121)%

Revenue

For the three months ended September 30, 2025 and 2024, the Company recognized $0 and $0, respectively, of revenue from a project recognized on a net basis. For the nine months ended September 30, 2025 and 2024, the Company recognized $33,012 and $0, respectively, of revenue from a project recognized on a net basis.

Other income

During the three and nine months ended September 30, 2025, the Company received a refund of Delaware franchise taxes overpaid in 2023 of $0 and $202,173, respectively.

General and administrative expenses

General and administrative expenses increased by $21,079 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily related to franchise tax expense, legal fees and professional fees. General and administrative expenses decreased by $29,244 for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily related to franchise tax expense, legal fees and professional fees.

Interest income

For the three months ended September 30, 2025 and 2024, the Company earned $739 and $2,643, respectively, of interest income on cash balances at bank. For the nine months ended September 30, 2025 and 2024, the Company earned $2,498 and $15,118, respectively, of interest income on cash balances at bank.

Interest expense

For the three months ended September 30, 2025 and 2024, the Company incurred $3,453 and $0 respectively, of interest expense on its convertible promissory notes. For the nine months ended September 30, 2025 and 2024, the Company incurred $11,220 and $0, respectively, of interest expense on its convertible promissory notes.

Change in fair value of warrants liabilities

The change in fair value of warrant liabilities for the three months ended September 30, 2025 and 2024 of $16,170 and $5,390, respectively, is recognized into other expense. The change in fair value of warrant liabilities for the nine months ended September 30, 2025 and 2024 of $8,090 and $357,080, respectively, is recognized into other expense and other income, respectively.

Liquidity and Capital Resources

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party. The Company had $48,307 in cash and cash equivalents, a working capital deficit of $307,470, and an accumulated deficit of $468,652 as of September 30, 2025.

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

Cash flows for the nine months ended September 30, 2025 and 2024

The following table summarizes cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

	For the Nine Months ended	For the Nine Months ended
	September 30,	September 30,
	2025	2024
Net cash and cash equivalents used in operating activities	$(63,632)	$(1,265,884)
Net cash and cash equivalents (used in) provided by financing activities	$(2,207)	$275,000

Cash flows from operating activities

Net cash and cash equivalents used in operating activities for the nine months ended September 30, 2025 was $63,632, primarily related to the decrease in deferred revenue and repayment of accounts payable – related party partially offset by a decrease in deposit.

Net cash and cash equivalents used in operating activities for the nine months ended September 30, 2024 was $1,265,884, primarily related to the decrease in accounts payable and accrued expenses and change in fair value of derivative warrant liabilities, partially offset by net income for the period and the increase in deferred revenue.

Cash flows from financing activities

Net cash and cash equivalents used in financing activities for the nine months ended September 30, 2025 was $2,207, consisting of payments to a related party.

Net cash and cash equivalents provided by financing activities the nine months ended September 30, 2024 was $275,000, consisting of the proceeds received from forward purchase agreement contract.

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

Intellectual Property

Global Hydrogen does not currently hold material intellectual property beyond certain logos and domain names assigned to the Company by William Bennett Nance, Jr., the former Chief Executive Officer and Founder of Global Hydrogen and a former director of the Company.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Our business and securities are subject to a number of risks and uncertainties. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2025. There have been no material changes to such risk factors except as set forth below:

Involvement of members of our management and companies with which they are affiliated in litigation unrelated to our business affairs could impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated may be involved in litigation relating to their business affairs unrelated to our company. As disclosed in other filings, one example involves a case originally filed in August 2020 in which dMY Technology Group, Inc. and dMY Sponsor, LLC (collectively “dMY”) filed an action in New York State court against Carter Glatt, our Chief Executive Officer, and Captains Neck Holdings, LLC, owned by Mr. Glatt. That case is ongoing and in addition to denying all claims made asserted by plaintiffs, Mr. Glatt and Captain's Neck are pursuing counterclaims that include claims for fraudulent misrepresentation, breach of contract, conversion, and unjust enrichment against Harry L. You, the former Chairman of dMY Technology, Niccolo de Masi, the former CEO of dMY Technology, and Rush Street Interactive (fka dMY Technology Group).

In addition, on July 25, 2025, Captains Neck Holdings LLC filed a separate lawsuit in New York State Court (Index No. 654422/2025) alleging the improper fraudulent conveyance of Captains Neck’s shares held by dMY to the benefit of 52 named defendants, including defendants Harry L. You, Niccolo de Masi, and 50 other recipients. On August 20, 2025, Defendants Harry L. You and Niccolo de Masi submitted a Motion to Stay the case on behalf of all named defendants arguing its relatedness to the case ongoing since 2020. On November 3, 2025, Captains Neck filed an Opposition to the Motion to Stay arguing the fraudulent conveyance is pursuing different claims and names 50 different defendants not involved in the previously filed litigation. Captains Neck argued that if the Court was inclined to issue a Stay, it should only do so on condition that Harry L. You and Niccolo de Masi, the moving defendants seeking the Stay, be required to post an undertaking for approximately $9.1mm, the value of the shares that were fraudulently transferred plus applicable pre-judgement interest since the date of improper transfer. On November 5, 2025, 3 separate groups of named parties filed motions to dismiss the claims.

While these ongoing cases do not represent any material risk to our business, they, like any other litigation unrelated to our business affairs that involves members of our management, could be detrimental to our reputation and could indirectly negatively affect our business going forward.

Item 5. Other Information

During the quarter ended September 30, 2025, (i) no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) nor “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Global Gas Corporation Inc. for the quarter ended September 30, 2025, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2025.

GLOBAL GAS CORPORATION

November 14, 2025	By:	/s/ Carter Glatt.
Carter Glatt
Chairman
Principal Executive Officer

November 14, 2025	By:	/s/ Shachi Shah
Shachi Shah
Chief Financial Officer
Principal Accounting and Financial Officer