Form 10-K
period 2025-12-31
Global Gas Corp
filed 2026-04-15
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

As of June 30 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $0.1 million, based on the closing sale price per share of the registrant’s Class A common stock on such date ($0.102).

As of April 14, 2026, the registrant had 7,478,256 shares of Class A common stock and 0 shares of Class B common stock outstanding.

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

iii

PART I

ITEM 1. BUSINESS

Overview

Global Gas is a nascent pure-play hydrogen and carbon recovery project developer and industrial gas supplier that has commenced initial operations and is building a growing project development pipeline. Since its inception, Global Gas has worked to establish relationships in the form of channel checks with non-exclusive independent equipment suppliers and discussions with vendors, but the Company has not yet generated any significant revenue or reached final terms with any paying customers or suppliers. As we expand our operations, we intend to offer potential customers reliable, low-carbon and clean hydrogen, pure carbon dioxide, and other gases generated from a variety of feedstocks. We intend for our operations to include (i) the sourcing, identification, evaluation and vetting of offtake customers seeking to purchase industrial gases, (ii) the securing of local feedstocks, equipment, and utilities, (iii) the planning and management of projects and (iv) the structuring and financing of our projects. We intend to offer our customers attractive pricing as we select and secure local, often waste, feedstock, and plan to deploy established industrial gas generation, storage, compression, and dispensing technologies in our projects. On each planned project, we seek to sell multiple gas products, sourced from a single feedstock, for offtake to customers. We also intend to utilize and bring to market secondary offtake products such as oxygen. The Company was founded in 2023 by a team with over a decade of hydrogen experience and several decades of business development, mergers & acquisitions and capital markets experience. Global Gas targets both privately- and publicly-funded hydrogen development and selected carbon recovery projects, including projects supported by local, county, state and national-level governments in North America, Western Europe and Great Britain.

Global Gas is building a growing project development pipeline. Potential projects are added to the project development pipeline only after Global Gas has met with the potential customer, discussed the scope of the project and discussed the project’s feasibility, preliminary sizing and design. To date, we do not have any customers and have not generated any revenue. In 2026, Global Gas plans to focus primarily on selling systems and equipment. In selling systems and equipment, Global Gas anticipates that potential customers will retain responsibility for applying for and receiving regulatory approvals, acquiring land for properties, and overseeing the commencement of civil works for hydrogen refueling station construction. Global Gas expects to generate revenue upon the sale of systems and equipment, including but not limited to alkaline and proton exchange membrane electrolyzers, steam methane reforming plants, carbon recovery plants, hydrogen and natural gas compressors, pumps and storage tanks, heat exchangers, hydrogen dispensing systems, gas analyzers and flow meters, which will be purchased from wholesalers and provided to customers at market prices. The Company also intends to recognize revenue upon achieving certain milestones, including but not limited to signing of contracts, purchase of long-term lead time items, testing of plants and notification of readiness to dispatch plants. Additionally, the Company may also provide engineering, procurement, construction supervision (EPC), design, testing, installation, commissioning, plant startup, plant maintenance and operation, site selection, project economic analysis, and project management services to customers and support customers with supervisory services related to installation, commissioning, startup and operation of production facilities or other services as may be required by a customer’s project. Outside of software licenses, no licensing of intellectual property is expected to be necessary for the sale or use of equipment by customers. In connection with these services, the Company anticipates hiring additional personnel as needed with relevant skills and experiences in order to support customers.

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

Global Gas intends for its business model to generate revenue from the sale of equipment and systems and, in the long-term, from the sale of industrial gases from its owned plants. While Global Gas does not anticipate earning revenue in connection with its long-term business model in 2026, the Company has commenced discussions with potential hydrogen offtake customers about their hydrogen needs in connection with gas sales and Global Gas is exploring potential hydrogen feedstock sources and hydrogen production locations for these owned plants. To generate revenue from the Company’s long-term business model of owning plants and selling hydrogen and other gases, Global Gas will need to identify and contract with offtake customers. To streamline anticipated regulatory approvals for hydrogen production projects, the Company plans to target offtake partners who have already received or are in the process of receiving regulatory approvals for their specific plant sites. Additionally, the Company plans to identify production locations and project types where accelerated regulatory approval is possible. As an example, certain subdivisions of state and local governments have the ability to provide regulatory approvals and permits for projects to proceed, including the ability to issue building permits, fire marshal certifications, and air quality permits. In instances where the offtake partner does not have a permitted project site, Global Gas anticipates project permit approvals can be received in timeframes ranging from 6 months to several years, depending on the locality and regulatory body. Once permitting is received by the offtake partner or issued by the authority having jurisdiction, it is the belief and expectation of Global Gas’ management that Global Gas will be able to manufacture, commission, and startup our hydrogen plants in 6 to 9 months for Global Gas’ electrolyzer offerings and 12 to 18 months for SMR plants, depending on the size, quantity, and destination of the plant. Global Gas anticipates beginning to execute its long-term business model and generating revenue from such long-term business model in 2026. For owned plants, Global Gas does not anticipate significant exposure to fluctuations in the market for hydrogen due to the planned execution of long-term offtake agreements with its customers.

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

Human Capital Resources

As of April 15, 2026, Global Gas has two full-time employees, our Executive Chairman, Carter Glatt, and our Chief Operating Officer and Chief Financial Officer, Shachi Shah. Our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating future employees.

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

Facilities

Our headquarters are located in West Palm Beach, Florida. We believe our current facilities are adequate for our current operating needs.

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

On March 4, 2024, the Company entered into forfeiture agreements (the “Forfeiture Agreements”) with certain holders of the Company’s Class B common stock. Pursuant to the Forfeiture Agreements, such holders forfeited an aggregate of 1,600,000 shares (the “Forfeited Shares”) in exchange for consideration previously received. On August 19, 2025, the Company entered into a settlement agreement (the “Settlement Agreements”) with certain holders of the Company’s Class B common stock. Pursuant to the Settlement Agreement, such holders forfeited an aggregate of 2,700,000 shares (the “Additional Forfeited Shares”) in exchange for consideration previously received. After the forfeitures of the Forfeited Shares and the Additional Forfeited Shares pursuant to the Forfeiture Agreements and the Settlement Agreement, there were no outstanding shares of the Company’s Class B common stock.

Additional Information About the Company

We maintain our website at hgas.co. The corporate filings of Global Gas, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our executive officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available free of charge on our website, which are uploaded as soon as reasonably practicable after we electronically file (or furnish in certain cases) such material with the Securities and Exchange Commission, and can also be found at the SEC’s website at http://sec.gov. We do not intend for any information contained in our website to be a part of this Annual Report.

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

We currently do not have any customers and have not generated any significant revenue. If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected. Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will successfully negotiate and sign contracts with customers and suppliers nor can we assure you that we will be able to successfully execute our contracts if signed. Potential projects are added to the project development pipeline only after Global Gas has met with the potential customer, discussed the scope of the project and discussed the project’s feasibility, preliminary sizing and design. Implementation of our business strategy may be impacted by factors outside of our control, including competition, commodity price fluctuations, industry, legal and regulatory changes or developments and general economic and political conditions. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

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

Members of our management team and companies with which they are affiliated may be involved in litigation relating to their business affairs unrelated to our company. As disclosed in other filings, one example involves a case originally filed in August 2020 in which dMY Technology Group, Inc. and dMY Sponsor, LLC (collectively “dMY”) filed an action in New York State court against Carter Glatt, our Chief Executive Officer, and Captains Neck Holdings, LLC, owned by Mr. Glatt. That case is ongoing and in addition to denying all claims made asserted by plaintiffs, Mr. Glatt and Captain’s Neck are pursuing counterclaims that include claims for fraudulent misrepresentation, breach of contract, conversion, and unjust enrichment against Harry L. You, the former Chairman of dMY Technology, Niccolo de Masi, the former CEO of dMY Technology, and Rush Street Interactive (fka dMY Technology Group).

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

Our Warrants are exercisable at $11.50 per share which is greater than the current market price of our Class A Common Stock. Such Warrants are therefore unlikely to be exercised and the Company would not receive any proceeds from such exercise of the Warrants. Whether any holders of Warrants determine to exercise such Warrants, which would result in cash proceeds to the Company, will likely depend upon the market price of our Class A Common Stock at the time of any such holder’s determination.

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

ITEM 2. PROPERTY

Our headquarters are located in West Palm Beach, Florida. We lease approximately __ square feet of space at this location. We do not own any property. We believe our current facilities are adequate for our current operating needs.

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

Holders

As of December 31, 2025, there were 11 holders of record of our common stock and 2 holders of record of our warrants.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2025 and 2024 and other information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Results of Operations

As of December 31, 2025, the Company’s revenue was generated from one contract. As of December 31, 2025, the Company’s expenses have been related to initial operations and efforts to source materials for future projects and to undertake conversations with potential customers.

The following tables sets forth our consolidated statements of operations for the years ended December 31, 2025 and 2024, and the dollar and percentage change between the two periods:

	Year ended December 31,
	2025	2024	$’ Change	%’ Change

Revenue, net	$33,012	$-	$33,012	NM *

Costs and expenses:
General and administrative	199,261	551,983	(352,722)	(64)%
Total costs and expenses	199,261	551,983	(352,722)	(64)%
Operating loss	(166,249)	(551,983)	385,734	(70)%

Other income (expense):
Other income	202,173	-	202,173	NM *
Interest income	2,955	17,033	(14,078)	(83)%
Interest expense	(14,701)	-	(14,701)	NM *
Change in fair value of forward purchase agreement	-	-	-	NM *
Change in fair value of warrants liabilities	10,780	404,250	(393,470)	(97)%
Loss before income taxes	34,958	(130,700)	165,658	(127)%
Income tax expense	(10,622)	-	(10,622)	NM *
Net income (loss)	$24,336	$(130,700)	$155,036	(119)%

Revenue

For the years ended December 31, 2025 and 2024, the Company recognized $33,012 and $0, respectively, of revenue from a project recognized on a net basis.

General and administrative expenses

General and administrative expenses decreased by $352,722 for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily related to franchise tax expense, legal fees and professional fees.

Other income

During the years ended December 31, 2025 and 2024, the Company received a refund of Delaware franchise taxes overpaid in 2023 of $202,173 and $0, respectively.

Interest income

For the years ended December 31, 2025 and 2024, the Company earned $2,955 and $17,033, respectively, of interest income on cash balances at bank.

Interest expense

For the years ended December 31, 2025 and 2024, the Company incurred $14,701 and $0 respectively, of interest expense on its convertible promissory notes.

Change in fair value of warrants liabilities

The change in fair value of warrant liabilities for the years ended December 31, 2025 and 2024 of $10,780 and $404,250, respectively, is recognized into other income on the consolidated statement of operations.

Liquidity and Capital Resources

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party. The Company had $48,713 in cash, a working capital deficit of $280,160, and an accumulated deficit of $422,472 as of December 31, 2025.

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

Cash flows for the years ended December 31, 2025 and 2024

The following table summarizes cash flows from operating, investing and financing activities for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31,
	2025	2024
Net cash used in operating activities	$(63,226)	$(1,344,037)
Net cash (used in) provided by financing activities	$(2,207)	$274,855

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $63,226, primarily related to the decrease in contract liabilities and repayment of accounts payable – related party.

Net cash used in operating activities for the year ended December 31, 2024 was $1,344,037 primarily related the decrease in accounts payable and accrued expenses, increase in stock-based compensation expense and increase in prepaid expenses and other receivables and change in fair value of warrant liabilities partially offset by the net loss for the period.

Cash flows from financing activities

Net cash used in financing activities for the year ended December 31, 2025 was $2,207, consisting of payments to a related party.

Net cash provided by financing activities the year ended December 31, 2024 was $274,855, consisting primarily of the proceeds received from the forward purchase agreement contract.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following the signature page of this Report and is included herein by reference.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this annual report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting.

During the last quarter of the Company’s fiscal year ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, (i) no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) nor any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on Form 8-K during such quarter but was not.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers2

Our current directors and executive officers are as follows:

Name	Age	Position
Carter Glatt	32	Chairman and Director — Class III
Jeron Smith	40	Director — Class III
Michael Castaldy	48	Director — Class II
Ben Coates	55	Director — Class II
Shachi Shah	57	Chief Operating Officer and Chief Financial Officer

Board of Directors

Carter Glatt. Carter Glatt serves as Chairman and as a Class III Director. Mr. Glatt served as Dune’s Chief Executive Officer and Director from June 2020 until the Closing Date. Most recently, Mr. Glatt served as Chairman and Chief Executive Officer of Dune Acquisition Corporation II from September 2024 to February 2026. He most recently from 2018 to 2020 served as the Head of Corporate Development and Senior Vice President of GTY Technology Holdings Inc., or GTY (Nasdaq: GTYH), a SaaS company that offers a cloud-based suite of solutions for the public sector which was formerly a SPAC founded by the former chairmen of EMC Corporation, VMware, Inc. and Accenture PLC. In such role, Mr. Glatt oversaw or was directly involved in all M&A, joint venture, capital raising, investor relations and strategic alternatives efforts for GTY. Mr. Glatt also previously served as Chief Investment Officer and Managing Partner of delta2 Capital, a SPAC-focused investment fund. Mr. Glatt’s SPAC expertise and operational leadership is complemented by his background in investment banking. He began his career at Barclays (NYSE: BCS) covering the financial technology, consumer retail and healthcare industries before becoming a private equity investor. Mr. Glatt holds a BA with Honors from Dartmouth College. Mr. Glatt’s qualifications to serve on the board include his expertise in SPACs, deal sourcing, M&A structuring, and capital raising.

Jeron Smith. Jeron Smith serves as a Class III Director. Mr. Smith served on Dune’s board of directors from December 2020 until the Closing Date. Most recently, Mr. Smith served as a Director of Dune Acquisition Corporation II from September 2024 to February 2026. Mr. Smith founded Unanimous Media with business partner Stephen Curry of the Golden State Warriors. Unanimous develops and produces television, film and digital content. Unanimous launched in April 2018 in partnership with Sony Pictures Entertainment. In 2021, Mr. Smith partnered with Michael Jordan and his son, Jeffrey Michael Jordan, to found Heir Inc., an entertainment and tech venture geared towards athletes. In conjunction with Sony Pictures Entertainment, Mr. Smith is also a founder of The Incubation Lab, a culture-forward media incubator founded in 2019. Mr. Smith is a seasoned leader in brand management, helping spearhead the launch of Stephen Curry 30 Inc., as Chief Marketing Officer, and overseeing Mr. Curry’s holistic brand strategy and partnership portfolio. In his role at Stephen Curry 30 Inc., Mr. Smith developed an industry-leading benchmark formula for player marketing and engineered various prominent partnership deals. Prior to teaming up with Mr. Curry, Mr. Smith worked at the White House Office of Digital Strategy under President Barack Obama from 2015 to 2017, where he developed and implemented a comprehensive digital strategy for the Executive Office of the President including digital content, media partners, whitehouse.gov, as well as @whitehouse and @POTUS social media channels for specific policy initiatives. Before joining the White House, Mr. Smith served as a Brand Marketing Strategic Lead across several categories and territories at Nike Inc. While there, Mr. Smith leveraged the integrated marketing mix to launch and lead disruptive marketing campaigns. In 2015, Mr. Smith was recognized on Forbes’ 30 under 30 list for Marketing and Advertising and the Ad Age 40 Under 40 list, and his expertise in digital marketing is highlighted through his published research in the International Journal of Mobile Marketing. Mr. Smith holds a B.A. in Business Administration from Howard University, and Master’s degrees from Georgetown University and Columbia University. Mr. Smith’s qualifications to serve on our Board include his deal structuring, operational and marketing expertise.

Michael Castaldy. Michael Castaldy serves as a Class II Director. Mr. Castaldy served as Dune’s Chief Financial Officer and Director from June 2020 until the Closing Date. Most recently, Mr. Castaldy served as Chief Financial Officer and Director of Dune Acquisition Corporation II from September 2024 to February 2026. He has over twenty-five years of experience as a portfolio manager and currently serves as the Co-Founder and Managing Partner of Diverse Partners, LP, a multi-strategy hedge fund, founded in 2014, that engages in a broad array of investment activities, including SPAC investing, private transactions and quantitative volatility trading. Through Diverse Partners, LP, Mr. Castaldy structured numerous SPAC IPOs and business combinations as well as led venture rounds for SaaS and health technology companies. Prior to co-founding Diverse Partners, LP, Mr. Castaldy was a proprietary trader at ECHOtrade, LLC trading U.S. equities and options. Prior to his time at ECHOtrade, LLC, Mr. Castaldy was the Senior Market Strategist at CAM Asset Management, LLC. From 2019 to 2020, Mr. Castaldy also served as the Chief Financial Officer of Curant, a software startup that has built a mobile platform to enhance service, payment, and promotions across various sectors. Mr. Castaldy attended the United States Military Academy at West Point, Hofstra University, and Quantic School of Business and Technology. He has post-graduate certificates in data science and machine learning. Mr. Castaldy’s qualifications to serve on our Board include his investment, capital markets and management expertise.

[2]	Carter to update

Ben Coates. Ben Coates serves as a Class II Director. Mr. Coates is an experienced global business manager and turnaround chief executive officer. Most recently, Mr. Coates served as a Director of Dune Acquisition Corporation II from September 2024 to February 2026. From August 2021 to April 2023, Mr. Coates was a board member of F45 Training Holdings Inc. (“F45”) (NYSE: FXLV), where he served as a member of F45’s Audit Committee until July 2022, when the board of F45 appointed Mr. Coates as Interim Chief Executive Officer following an unexpected change in management. He relocated to the United States from the United Kingdom for a period of nine months to April 2023. During this time, Mr. Coates oversaw a reduction in force by 50% and the replacement of the Chief Financial Officer, the Chairman and several members of the senior management team at F45. As well as restructuring F45’s management, he also reset F45’s business strategy to position the company for sustainable growth, and successfully completed a recapitalization of F45’s business and refinancing of its debt facilities. F45 operates over 2,000 fitness studios in over 60 countries and is regularly recognized as one of the world’s fastest growing franchises. Mr. Coates is currently a Director of Coolgardie Investments, a private investment company that he founded in 2006. Mr. Coates has actively worked with companies affiliated with Coolgardie since 2014 including as a partner with Prime Production, a global translation company based in the United Kingdom, a Director with National Civil Group, an Australian civil contracting business, and Glen Eden Pastoral, an Australian rural business, where he currently serves as a Director. From 2007 to 2014, Mr. Coates held various roles at National Australia Bank (“NAB”) at both the Australia and United Kingdom offices. From 2010 to 2014, Mr. Coates served as Director of Strategy for NAB Europe Ltd., where he was responsible for strategy and implementation of compliance programs designed to ensure NAB Europe Ltd. operated in accordance with updated United Kingdom banking and finance legislation. From 2007 to 2010, he served as an Executive Director at NAB Private Wealth, where he was responsible for origination and distribution of structured investments products across the group. Prior to joining NAB, Mr. Coates spent several years as General Manager, Funds Management at Hanover Group, where he was responsible for developing and managing the retail and wholesale fund raising activities as well as chairing the compliance and risk management committee. Mr. Coates commenced his tertiary education studying Civil Engineering at the University of Sydney before completing his Master of Applied Finance at Macquarie University and his Diploma of Financial Planning at Deakin University. Mr. Coates’ qualifications to serve on our Board include his breadth of financial and public company management experience, including as a Director and Interim Chief Executive Officer of F45, an investor and founder of Coolgardie Investments and from prior roles with National Australia Bank.

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

Summary Compensation Table

The following table presents summary information regarding the total compensation paid by Global Gas for the years ended December 31, 2025 and 2024, for the named executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Carter Glatt	2025	-	-	28,025	-	-	28,025
Chairman	2024	-	-	-	-	-	-

Shachi Shah	2025	-	-	-	-	-	-
Chief Financial Officer	2024	-	-	37,525	-	-	37,525

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding the outstanding stock awards held by the Company’s named executive officers at December 31, 2025.

	Number of Shares of Stock That have not		Market Value of Shares That have not
Name	Vested		Vested
Carter Glatt	--	$	---
Shachi Shah	--		$--

The following table sets forth compensation earned during the year ended December 31, 2025 by each director who is not a “named executive officer” (as defined in Item 402(m) of Regulation S-K under the Exchange Act) and served during the year ended December 31, 2025.

	Fees	Restricted Stock
Name	Earned	Awards(1)	Totals
Jeron Smith	$--	$28,025	$28,025
Michael Castaldy	$--	$28,025	$28,025
Ben Coates	$--	$28,025	$28,025

(1)	The amounts reported under “Option Awards” are the estimated grant date fair value of restricted stock granted under the 2023 Equity Incentive Plan, with such amount as determined under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, Stock-Based Compensation (“ASC 718”), with respect to accounting for stock-based compensation. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized of such restricted stock. The assumptions made in computing the estimated fair value of such restricted stock are disclosed in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2025.

The following table sets forth compensation earned during the year ended December 31, 2024 by each director who is not a “named executive officer” (as defined in Item 402(m) of Regulation S-K under the Exchange Act) and served during the year ended December 31, 2024.

	Fees	Restricted Stock
Name	Earned	Awards(1)	Totals
Jeron Smith	$--	$60,000	$60,000
Michael Castaldy	$--	$60,000	$60,000
Ben Coates	$--	$60,000	$60,000

(1)	The amounts reported under “Option Awards” are the estimated grant date fair value of restricted stock granted under the 2023 Equity Incentive Plan, with such amount as determined under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, Stock-Based Compensation (“ASC 718”), with respect to accounting for stock-based compensation. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized of such restricted stock. The assumptions made in computing the estimated fair value of such restricted stock are disclosed in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report by:

●	each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company’s common stock;

●	each current executive officer and director of the Company; and

●	all current executive officers and directors of the Company, as a group.

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

The beneficial ownership percentages set forth in the table below are based on 7,478,256 and 0 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, issued and outstanding as of April 15, 2026.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Name of Beneficial Owners(1)	Number of Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Class A Common Stock	Number of Shares of Class B Common Stock Beneficially Owned	Percentage of Outstanding Class B Common Stock	Percentage of Total Voting Power
5% Stockholders:
Dune Acquisition Holdings LLC(2)	10,295,833	43.1%	-	-%	43.1%
Meteora Capital, LLC(3)	699,746	2.9%	-	-%	1.9%
Executive Officers and Directors:
Carter Glatt(2)	9,412,500	39.4%	-	-%	1.9%
Michael Castaldy	450,000	1.9%	-	-%	1.0%
Jeron Smith	450,000	1.9%	-	-%	43.1%
Ben Coates	450,000	1.9%	-	-%	2.9%
Shachi Shah	250,000	1.0%	-	-%	*
All Directors and Executive Officers as a group (5 individuals)	11,012,500	46.1%	-	-%	39.4%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of these stockholders is c/o Global Gas Corporation, 700 S. Rosemary Avenue, Suite 204, West Palm Beach, Florida 33401.

(2)	Includes 1,133,333 shares of Class A Common Stock which can be acquired by Dune Acquisition Holdings LLC upon conversion of a promissory note held by Dune Acquisition Holdings LLC and 4,850,000 shares of Class A Common Stock which can be acquired by Dune Acquisition Holdings LLC upon the exercise of private warrants. Also includes an aggregate of 1,826,333 shares of Class A Common Stock which can be acquired by Mr. Glatt and Dune Acquisition Holdings LLC upon conversion of outstanding convertible promissory notes. Dune Acquisition Holdings LLC is the record holder of the shares reported herein. Carter Glatt, Michael Castaldy, Jeron Smith, Cecil White III and Shachi Shah are among the members of Dune Acquisition Holdings LLC and Mr. Glatt is the manager of Dune Acquisition Holdings LLC. Mr. Glatt has voting and investment discretion with respect to the common stock held of record by Dune Acquisition Holdings LLC. Each of Michael Castaldy, Jeron Smith, Cecil White III and Shachi Shah disclaims any beneficial ownership of any shares held by Dune Acquisition Holdings LLC.

(3)	Includes shares held by certain funds and managed accounts to which Meteora Capital, LLC serves as investment manager. Mr. Vikas Mittal serves as the managing member of Meteora Capital, LLC. Each may be deemed to be the beneficial owner of the securities held by such entities. Each disclaims any beneficial ownership over such securities except to the extent of his or its pecuniary interest therein. The business address of Meteora Capital, LLC and Mr. Mittalis 1200 N Federal Hwy, Ste 200, Boca Raton, FL 33432. Information derived from a Schedule 13G/A filed on November 14, 2025.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	—	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

(1)	On December 4, 2023, our shareholders approved the Global Gas Corporation 2023 Equity Incentive Plan. Under this plan, 1,400,000 shares of Class A Common Stock are reserved for issuance in accordance with the plan’s terms to eligible employees, officers, directors and consultants. As of December 31, 2025, awards for an aggregate of 2,050,000 shares of Class A Common Stock had been made under the 2023 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive officer and director compensation arrangements discussed in the section titled “Executive Compensation,” we describe below the transactions since January 1, 2024 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

On December 5, 2024, the Company and the holders of the Related Party Notes amended and restated such Related Party Notes to, (i) fix the principal amount of the notes (as opposed to such note being able to be drawn in varying amounts) at the amount outstanding as of September 30, 2024 (which was $170,000 for the Sponsor Note and $103,750 for the Glatt Note); (ii) change the maturity date of such Notes from June 30, 2024 to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance of the Notes, payable in kind and not cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Notes into Class A common stock of the Company at $0.15 per share, representing the last sale price of the stock on the date of the amended and restated Sponsor Note.

All other terms and conditions of the Sponsor Note remain unchanged.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended December 31, 2025, Global Gas, as the public company, engaged Grassi & Co., CPAs, P.C. (“Grassi”). During the fiscal year ended December 31, 2024 , Global Gas, as the public company, engaged two independent registered public accounting firms – Marcum LLP (“Marcum”) from January 1, 2024 to February 6, 2024 and Grassi & Co., CPAs, P.C. (“Grassi”) from February 6, 2024 to December 31, 2024.  The following table sets forth the aggregate audit fees billed to us by such independent registered public accounting firms and aggregate fees paid to such firms for services in the fee categories indicated below for fiscal years 2025 and 2024. The Audit Committee has considered the scope and fee arrangements for all services provided by such firms, taking into account whether the provision of non-audit services was compatible with maintaining the independence of Global Gas’ independent registered public accounting firms, and has pre-approved the services described below (in thousands):

	December 31, 2025	December 31, 2024
Audit Fees(1)	$54,971		$51,686
Audit-Related Fees	$-	$
Tax Fees	$-		$4,277
All Other Fees	$-		$-

(1)	Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, review of interim condensed consolidated financial statements and certain statutory audits.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2026.

GLOBAL GAS CORPORATION

By:	/s/ Carter Glatt
Carter Glatt
Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Carter Glatt	Chairman and Director	April 15, 2026
Carter Glatt	(Principal Executive Officer)

/s/ Shachi Shah	Chief Operating Officer and	April 15, 2026
Shachi Shah	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Jeron Smith	Director	April 15, 2026
Jeron Smith

/s/ Michael Castaldy	Director	April 15, 2026
Michael Castaldy

/s/ Ben Coates	Director	April 15, 2026
Ben Coates

GLOBAL GAS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee

Global Gas Corporation

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Gas Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRASSI & CO., CPAs, P.C.

PCAOB ID # 606

We have served as the Company’s auditors since 2024.

Jericho, New York

April 15, 2026

GLOBAL GAS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$48,713	$114,146
Prepaid expenses and other receivables	6,675	6,583
Total Current Assets	55,388	120,729
TOTAL ASSETS	55,388	120,729

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable – related party	-	124,867
Accounts payable and accrued expenses	46,899	75,209
Contract liabilities	-	63,436
Advances – related party	-	2,207
Convertible promissory notes – related parties	288,649	273,950
Total Current Liabilities	335,548	539,669
Derivative warrant liabilities	16,170	26,950
TOTAL LIABILITIES	351,718	566,619

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding as of December 31, 2025 and December 31, 2024	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 7,478,256 and 6,478,256 shares issued or outstanding as of December 31, 2025 and December 31, 2024, respectively	748	648
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 and 2,700,000 shares issued or outstanding as of December 31, 2025 and December 31, 2024, respectively	-	270
Additional paid-in capital	125,394	-
Accumulated deficit	(422,472)	(446,808)
Total Stockholders’ Deficit	(296,330)	(445,890)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55,388	$120,729

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024

Revenue, net	$33,012	$-

Operating Expenses:
General and administrative	199,261	551,983
Loss from operations	(166,249)	(551,983)

Other income, net:
Other income	202,173	-
Interest income	2,955	17,033
Interest expense	(14,701)	-
Change in fair value of derivative warrant liabilities	10,780	404,250
Total other income, net	201,207	421,283
Net income (loss) before taxes	34,958	(130,700)
Income tax expense	(10,622)	-
Net Income (loss)	$24,336	$(130,700)

Weighted average number of Class A common stock outstanding, basic and diluted	6,848,119	5,502,846
Net income per Class A common stock, basic and diluted	$-	$(0.02)
Weighted average number of Class B common stock outstanding, basic and diluted	1,708,767	2,979,781
Net income per Class B common stock, basic and diluted	$-	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	6,478,256	$648	2,700,000	$270	$-	$(446,808)	$(445,890)
Stock based compensation	1,000,000	100	-	-	125,124	-	125,224
Forfeiture of Class B common stock	-	-	(2,700,000)	(270)	270	-	-
Net income	-	-	-	-	-	24,336	24,336
Balance – December 31, 2025	7,478,256	$748	-	$-	$125,394	$(422,472)	$(296,330)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Common Stock					Additional		Total
	Class A		Class B		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – December 31, 2023	5,428,256	$543	4,300,000	$430	$(2,608,141)	$2,172,674	$(300,176)	$(734,670)
Forfeiture of Class B common stock	-	-	(1,600,000)	(160)	-	160	-	-
Stock based compensation	1,050,000	105	-	-	-	144,375	-	144,480
Proceeds from forward purchase agreement shares	-	-	-	-	275,000	-	-	275,000
Change in fair value of forward purchase agreement	-	-	-	-	2,333,141	(2,317,209)	(15,932)	-
Net Loss	-	-	-	-	-	-	(130,700)	(130,700)
Balance –December 31, 2024	6,478,256	$648	2,700,000	$270	$-	$-	$(446,808)	$(445,890)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$24,336	$(130,700)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,780)	(404,250)
Non- cash interest expense	14,699	-
Stock - based compensation	125,224	144,480
Changes in operating assets and liabilities:
Prepaid expenses	(92)	(6,000)
Accounts payable and accrued expenses	(28,310)	(1,011,003)
Accounts payable – related party	(124,867)	-
Contract liabilities	(63,436)	63,436
Net cash used in operating activities	(63,226)	(1,344,037)

Cash Flows from Financing Activities:
Advance from related party	-	707
Repayment of advances – related party	(2,207)	(852)
Proceeds from forward purchase agreement	-	275,000
Net cash (used in) provided by financing activities	(2,207)	274,855

Net change in cash	(65,433)	(1,069,182)
Cash, beginning of year	114,146	1,183,328
Cash, end of year	$48,713	$114,146

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Class A Common Stock	$100	$105
Forfeiture of Class B Common Stock	$(270)	$-

Supplemental Cash flow information:
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GAS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

2. LIQUIDITY AND GOING CONCERN

Going Concern

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party and from revenue from customers. The Company had $48,713 in cash, a working capital deficit of $280,160, and an accumulated deficit of $422,472 as of December 31, 2025.

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

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chairman, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash.

Operating expenses, inclusive of revenue, general and administrative costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements. The categories of operating expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in the bank which is subject to an insignificant risk of changes in value. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31 2025 and December 31, 2024, cash amounted to $48,713 and $114,146, respectively. There were no cash equivalents at December 31, 2025 and December 31, 2024.

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

The carrying amounts of certain financial instruments, such as accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

Prior Period Reclassification

The Company reclassified $144,000 from deposit to contract liabilities on the accompanying balance sheets as at December 31, 2024, to conform with the net basis presentation of revenue.

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

Revenue Recognition

The Company generates revenue through the resale of products. The Company considers customer agreements and purchase orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products either upon receipt of the product or as defined in the contract. The Company on a net basis as an agent. For the years ended December 31, 2025 and 2024, $0 and $207,436, respectively, were received as advanced payment for products being sourced, of which $0 and $207,436 and made deposits to vendor of $0 and $144,000 which is included on a net basis in contract liabilities at December 31, 2025 and 2024, respectively on the consolidated balance sheets. For the years ended December 31, 2025 and 2024, the company recognized $33,012 and $0 of revenue on a net basis as it was determined that the Company was acting as an agent in the contract.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard was effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this accounting pronouncement. There was no material effect on the Company consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (DISE), requiring additional disclosure of the nature of expenses included in the consolidated statements of operations. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the statements of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes other accrued expenses:

	December 31,	December 31,
	2025	2024
Accounting and consulting	$16,220	$3,977
Income tax payable	10,622	-
Legal fees and other professional services	18,306	58,371
Transaction costs(1)	251	12,561
Others	1,500	300
	$46,899	$75,209

(1)	Accounts payable and accrued expenses assumed in business combination

5. RELATED PARTY TRANSACTIONS

Advances – Related party

From January 1, 2024 to December 31, 2024, a member of management of the Company advanced a total of $707 to cover operating costs. These amounts were due on demand. During the years ended December 31, 2025 and 2024, the Company repaid $0 and $707, respectively, to the affiliate. During the year ended December 31, 2025, no advances were made to or received from this affiliate. At December 31, 2025 and 2024, the balance of $0 and $707, respectively, due to this affiliate is reported in advances – related party on the accompanying balance sheet.

Accounts Payable - Related Party

Commencing on the date that Dune’s securities were first listed on Nasdaq and ending on the consummation of Dune’s Business Combination, Dune was obligated to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of December 31, 2025 and 2024, the Company had $0 and $110,000, respectively, outstanding for these services in connection with such agreement due to related parties within accounts payable – related party on the accompanying consolidated balance sheets.

Prior to the consummation of the Business Combination, Dune agreed to reimburse its Sponsor, officers and directors, or any of their respective affiliates for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. As of December 31, 2025 and 2024, there was $0 and $14,867, respectively, included in accounts payable – related party and $0 and $1,500, respectively, included in due to a related party on the accompanying consolidated balance sheets related to reimbursement of such expenses.

Convertible Promissory Notes – Related Party

On June 21, 2023, the Company entered into an unsecured promissory note (the “Note”) with an affiliate pursuant to which the affiliate agreed to loan the Company up to an aggregate principal amount of $250,000 for working capital purposes and to pay expenses related to the Business Combination. The Note was non-interest bearing and was payable on the earlier of the Closing Date or December 31, 2023. The Note was not convertible. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Note”) to (i) fix the principal amount of the Amended Note at $103,950, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Amended Note remains subject to customary events of default, the occurrence of any of which would automatically trigger the unpaid principal and interest balance of the Notes and all other sums payable to become immediately due and payable. As of December 31, 2025 and 2024, there was $109,529 and $103,950 outstanding under the Amended Note which includes $5,579 and $0 of capitalized interest expenses, respectively. For the years ended December 31, 2025 and 2024, $5,579 and $0 of interest expenses accrued and payable on this note is included in interest expense on the accompanying consolidated statements of operations. The Amended Note is due on demand.

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provided for borrowings from time to time of up to an aggregate of $300,000 that was allowed to be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination. The Sponsor Note did not bear interest and was payable on the earlier of December 31, 2023 and the consummation of the Business Combination. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Sponsor Note”) to (i) fix the principal amount of the Amended Sponsor Note at $170,000, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Sponsor Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Amended Sponsor Note and all other sums payable with regard to the Amended Sponsor Note to become immediately due and payable. As of December 31, 2025 and 2024, there was $179,122 and $170,000 outstanding under the Amended Sponsor Note which includes $9,122 and $0 of capitalized interest expense, respectively. For the years ended December 31, 2025 and 2024, $9,122 and $0 of interest expenses accrued and payable on this note is included in interest expense on the accompanying consolidated statements of operations. The Amended Sponsor Note is due on demand.

CEO Employment Agreement

On March 4, 2024, Global Hydrogen entered into an employment agreement amendment (the “Employment Agreement Amendment”) with William Bennet Nance, Jr., the former Chief Executive Officer and Founder of Global Hydrogen and a former director of the Company. Pursuant to the Employment Agreement Amendment, Mr. Nance’s compensation was restructured to entitle him to contingent payments (“Gross Profit Payments”) equal to 15% of the Gross Profit (as defined in the Employment Agreement Amendment) of the Company, determined in accordance with U.S. generally accepted accounting principles, up to a maximum amount of $250,000 on an annualized basis, less applicable taxes and withholdings, in lieu of the base salary he had previously been entitled to. The Employment Agreement Amendment also made conforming changes to Mr. Nance’s employment agreement, such that (i) the change in his compensation structure effected by the Employment Agreement Amendment would not constitute “good reason” for Mr. Nance to terminate his employment with Global Hydrogen, other subsidiaries of the Company or the Company itself, and (ii) if Mr. Nance’s employment was terminated by him for good reason, or by the Company without cause (and not due to death or disability), Mr. Nance was to be entitled to consideration updated to include any earned but unpaid Gross Profit Payments through the date of termination. The Employment Agreement Amendment also shortened the restricted period during which certain noncompetition and non-solicitation provisions of Mr. Nance’s original employment agreement remained in effect. Effective June 17, 2024, the employment agreement was terminated.

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

6. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 7,478,256 and 6,478,256 shares of Class A common stock issued and outstanding, respectively.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 0 and 2,700,000 shares of Class B common stock issued and outstanding, respectively.

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

Warrants

As part of the IPO, Dune issued warrants to third party investors where each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the IPO, Dune completed the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant which allows the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share. At December 31, 2025 and 2024, there were 8,625,000 Public Warrants and 4,850,000 Private Placement warrants outstanding.

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

The Company accounts for the forward purchase agreement as a derivative in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and presented in equity at December 31, 2025 and 2024 on the consolidated balance sheets.

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

7. FAIR VALUE MEASUREMENTS

We account for certain liabilities at fair value and classify these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). There were no assets measured at fair value as of December 31, 2025 and 2024.

Liabilities subject to fair value measurements are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$10,350	$-	$-	$10,350
Derivative warrant liabilities – private placement	5,820	-	-	5,820
Total liabilities	$16,170	$-	$-	$16,170

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$17,250	$-	$-	$17,250
Derivative warrant liabilities – private placement	9,700	-	-	9,700
Total liabilities	$26,950	$-	$-	$26,950

Warrant liabilities

The public warrants are separately listed and traded in an active market, the public warrants have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of December 31, 2025 and 2024 was based on the fair value of the public warrants.

For the years ended December 31, 2025 and 2024, the Company recognized income from the decrease in the fair value of liabilities of $10,780 and $404,250, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations.

8. STOCK BASED COMPENSATION

Restricted Stock Grants

For the years ended December 31, 2025 and 2024, $125,224 and $112,100, respectively, of stock-based compensation was expensed and included in general and administrative expenses on the accompanying consolidated statements of operations. The restricted stock was valued based on the fair value of the stock on grant date. At December 31, 2025, there was no remaining unrecognized stock-based compensation expense.

The following table summarizes our restricted stock activity for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Balance at beginning of period	$1,050,000	$—
Granted	1,000,000	1,050,000
Expired / Cancelled	—	—
Released	—	—
Balance at end of period	$2,050,000	$1,050,000

9. INCOME TAXES

The Company’s net deferred tax assets at December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax assets
Stock based compensation	$88,971	$47,661
Net operating loss carryforwards	188,712	227,385
Total deferred tax assets	277,683	275,047
Valuation allowance	(277,683)	(275,047)
Deferred tax assets, net valuation allowance	$—	$—

For the years ended December 31, 2025 and 2024 income tax provision includes the following:

	December 31,
	2025	2024
Federal
Current	6,086	—
Deferred	$177,047	$175,092

State
Current	4,536	—
Deferred	100,636	99,955
Change in valuation allowance	(277,683)	(275,047)
Income tax provision	$10,622	$—

At December 31, 2025 and 2024, the Company had approximately $682,532 and $689,292 of net operating loss (“NOL”) carryforwards that may be available to offset future federal taxable income indefinitely. The utilization of NOL carryforwards to offset future taxable income may be subject to limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2025, the change in the valuation allowance was $2,636. For the year ended December 31, 2024, the change in the valuation allowance was $161,412.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2025
Net income before taxes	$34,958
Statutory federal income tax rate	7,347	21.0%
State tax expense, net of federal benefit	4,195	12.0%
Permanent items
Change in fair value of derivative liabilities	(3,556)	(10.2)%
Valuation allowance	2,636	7.5%
Income tax provision	$10,622	30.3%

	December 31,
	2024
Net income before taxes	$(130,700)
Statutory federal income tax rate	(27,447)	21.0%
State tax expense, net of federal benefit	(15,669)	12.0%
Permanent items
Change in fair value of derivative liabilities	(133,355)	102.0%
Impact or rate change	(20,950)	16.0%
Prior year adjustment	36,009	(27.5)%
Valuation allowance	161,412	(123.5)%
Income tax provision	$—	$—

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

Refund of Delaware franchise taxes

In 2023 and 2024, the Company made estimated interim quarterly payments to the State of Delaware for franchise taxes. At the close of the Business Combination, the assets of the Company were significantly lower resulting in a lower than expected franchise tax payable for the years. In 2024, the Company refiled the 2023 Delaware franchise tax return without recording the anticipated refund due to an expected lengthy processing time and uncertainty. In April 2025, the Company received $202,173 in refunds which is included in other income in the consolidated statements of operations.

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through April 15, 2026, which represents the date the consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the consolidated financial statements.