Form 10-Q
period 2026-03-31
Global Gas Corp
filed 2026-05-15
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 7,478,256 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 0 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL GAS CORPORATION

i

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$5,472	$48,713
Prepaid expenses	2,670	6,675
Total Current Assets	8,142	55,388
TOTAL ASSETS	8,142	55,388

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	15,891	46,899
Convertible promissory notes – related parties	292,027	288,649
Total Current Liabilities	307,918	335,548
Derivative warrant liabilities	14,830	16,170
TOTAL LIABILITIES	322,748	351,718

Commitments and contingencies (Note 9)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 7,478,256 shares issued or outstanding as of March 31, 2026 and December 31, 2025	748	748
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued or outstanding as of March 31, 2026 and December 31, 2025	-	-
Additional paid-in capital	125,394	125,394
Accumulated deficit	(440,748)	(422,472)
Total Stockholders’ Deficit	(314,606)	(296,330)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,142	$55,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025

Revenue, net	$-	$33,012

Operating Expenses:
General and administrative	16,596	62,126
Loss from operations	(16,596)	(29,114)

Other income (expense), net:
Interest income	358	885
Interest expense	(3,378)	(4,353)
Change in fair value of derivative warrant liabilities	1,340	4,040
Total other income (expense), net	(1,680)	572
Net loss	$(18,276)	$(28,542)

Weighted average number of Class A common stock outstanding, basic and diluted	7,478,256	6,478,256
Net loss per Class A common stock, basic and diluted	$0.00	$0.00
Weighted average number of Class B common stock outstanding, basic and diluted	-	2,700,000
Net loss per Class B common stock, basic and diluted	$-	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Common Stock		Additional		Total
	Class A		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	$7,478,256	$748	$125,394	$(422,472)	$(296,330)
Net loss	-	-	-	(18,276)	(18,276)
Balance – March 31, 2026	$7,478,256	$748	$125,394	$(440,748)	$(314,606)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	6,478,256	$648	2,700,000	$270	$-	$(446,808)	$(445,890)
Stock-based compensation	-	-	-	-	6,526	-	6,526
Net Loss	-	-	-	-	-	(28,542)	(28,542)
Balance – March 31, 2025	6,478,256	$648	2,700,000	$270	$6,526	$(475,350)	$(467,906)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(18,276)	$(28,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,340)	(4,040)
Non- cash interest expense	3,378	-
Stock - based compensation	-	6,526
Changes in operating assets and liabilities:
Prepaid expenses	4,005	3,983
Contract liabilities	-	(63,436)
Accounts payable and accrued expenses	(31,008)	46,096
Net cash used in operating activities	(43,241)	(39,413)

Cash Flows from Financing Activities:
Repayment to related party	-	(707)
Net cash used in financing activities	-	(707)

Net change in cash	(43,241)	(40,120)
Cash, beginning of period	48,713	114,146
Cash, end of period	$5,472	$74,026

Supplemental Cash flow information:
Taxes paid	-	-

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

2. LIQUIDITY AND GOING CONCERN

Going Concern

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party and from revenue from customers. The Company had $5,472 in cash, a working capital deficit of $299,776, and an accumulated deficit of $440,748 as of March 31, 2026.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The accompanying condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements as of and for the year ended December 31, 2025 and footnotes thereto filed with the Securities Exchange Commission (“SEC”) on Form 10-K on April 15, 2026.

All amounts referred to in the notes to the condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Principles of consolidation

These condensed consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates included in these condensed consolidated financial statements are the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chairman, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the condensed consolidated statements of operations as net income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash.

Operating expenses, inclusive of revenue, general and administrative costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements. The categories of operating expenses, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in the bank which is subject to an insignificant risk of changes in value. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2026 and December 31, 2025, cash amounted to $5,472 and $48,713, respectively. There were no cash equivalents at March 31, 2026 and December 31, 2025.

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

The carrying amounts of certain financial instruments, such as accounts payable and accrued expenses, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the condensed consolidated balance sheets on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

Stock - Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of the FASB ASC No. 718. The Company issues restricted stock to employees and officers. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must (i) be indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Net loss per share

We use the two-class method of computing net loss per share, which is an earnings allocation formula that determines net loss per share for common stock and any participating securities according to dividends declared. Under the two-class method, basic net loss per share is computed by dividing the loss attributable to the Company’s stockholders by the weighted-average number of common stock shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur from share equivalent activity such as equity awards.

Revenue Recognition

The Company generates revenue through the resale of products. The Company considers customer agreements and purchase orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products either upon receipt of the product or as defined in the contract. The Company accounts for revenue on a net basis as an agent. For the three months ended March 31, 2026 and 2025, the company recognized $0 and $33,012 of revenue on a net basis as it was determined that the Company was acting as an agent in the contract.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (DISE), requiring additional disclosure of the nature of expenses included in the condensed consolidated statements of operations. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the statements of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its condensed consolidated financial statements.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes other accounts payable and accrued expenses:

	March 31	December 31
	2026	2025
Accounting and consulting	$-	$16,220
Income tax payable	10,622	10,622
Legal fees and other professional services	3,414	18,306
Transaction costs(1)	251	251
Other	1,604	1,500
	$15,891	$46,899

(1)	Accounts payable and accrued expenses assumed in business combination

5. RELATED PARTY TRANSACTIONS

Convertible Promissory Notes – Related Party

On June 21, 2023, the Company entered into an unsecured promissory note (the “Note”) with an affiliate pursuant to which the affiliate agreed to loan the Company up to an aggregate principal amount of $250,000 for working capital purposes and to pay expenses related to the Business Combination. The Note was non-interest bearing and was payable on the earlier of the Closing Date or December 31, 2023. The Note was not convertible. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Note”) to (i) fix the principal amount of the Amended Note at $103,950, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Amended Note remains subject to customary events of default, the occurrence of any of which would automatically trigger the unpaid principal and interest balance of the Notes and all other sums payable to become immediately due and payable. As of March 31, 2026 and December 31, 2025, there was $110,810 and $109,528 outstanding under the Amended Note which includes $6,860 and $5,578 of capitalized interest expense, respectively. For the three months ended March 31, 2026 and 2025, the Company incurred $1,282 and $1,652, respectfully of interest expense. The Amended Note is due on demand.

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provided for borrowings from time to time of up to an aggregate of $300,000 that was allowed to be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination. The Sponsor Note did not bear interest and was payable on the earlier of December 31, 2023 and the consummation of the Business Combination. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Sponsor Note”) to (i) fix the principal amount of the Amended Sponsor Note at $170,000, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Sponsor Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Amended Sponsor Note and all other sums payable with regard to the Amended Sponsor Note to become immediately due and payable. As of March 31, 2026 and December 31, 2025, there was $181,217 and $179,121 outstanding under the Amended Sponsor Note which includes $11,217 and $9,121 of capitalized interest expense, respectively. For the three months ended March 31, 2026 and 2025, the Company incurred $2,096 and $2,701 of interest expense. The Amended Sponsor Note is due on demand.

Issuance of Common Stock to Board of Directors

On August 18, 2025, Global Hydrogen approved and issued a total of 1,000,000 Class A common stock to members of the Board of Directors of the Company under the 2023 Equity Incentive Plan (See Note 6).

6. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 7,478,256 shares of Class A common stock issued and outstanding.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no shares of Class B common stock issued and outstanding.

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

Warrants

As part of the IPO, Dune issued warrants to third party investors where each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the IPO, Dune completed the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant which allows the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share. At March 31, 2026 and December 31, 2025, there were 8,625,000 Public Warrants and 4,850,000 Private Placement warrants outstanding.

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

Forfeiture Agreements

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

7. FAIR VALUE MEASUREMENTS

We account for certain liabilities at fair value and classify these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). There were no assets measured at fair value as of March 31, 2026 and December 31, 2025.

Liabilities subject to fair value measurements are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$9,490	$-	$-	$9,490
Derivative warrant liabilities – private placement	5,340	-	-	5,340
Total liabilities	$14,830	$-	$-	$14,830

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$10,350	$-	$-	$10,350
Derivative warrant liabilities – private placement	5,820	-	-	5,820
Total liabilities	$16,170	$-	$-	$16,170

Warrant liabilities

The public warrants are separately listed and traded in an active market and have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of March 31, 2026 and December 31, 2025 was based on the fair value of the public warrants.

For the three months ended March 31, 2026 and 2025, the Company recognized income from the decrease in the fair value of liabilities of $1,340 and $4,040, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying condensed consolidated statements of operations.

8. STOCK BASED COMPENSATION

Restricted Stock Grants

For the three months ended March 31, 2026 and 2025, $0 and $6,526, respectively, of stock-based compensation was expensed and included in general and administrative expenses on the accompanying condensed consolidated statements of operations. The restricted stock was valued based on the fair value of the stock on grant date. At March 31, 2026, there was no remaining unrecognized stock-based compensation expense.

The following table summarizes our restricted stock activity for the three months ended March 31, 2026 and December 31, 2025:

Three Months Ended March 31,
2026
Balance at beginning of period	$2,050,000
Granted	—
Expired / Cancelled	—
Released	—
Balance at end of period	$2,050,000

Year ended December 31,
2025
Balance at beginning of period	$1,050,000
Granted	1,000,000
Expired / Cancelled	—
Released	—
Balance at end of period	$2,050,000

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company.

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 15, 2026, which represents the date the condensed consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 and our audited financial statements as of the year ended December 31, 2025, included in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Results of Operations

The following tables sets forth our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, and the dollar and percentage change between the two periods:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue, net	$-	$33,012	$(33,012)	NM*

Costs and expenses:
General and administrative	16,596	62,126	(45,530)	(73)%
Total costs and expenses	16,596	62,126	(45,530)	(73)%
Operating loss	(16,596)	(29,114)	12,518	(43)%

Other income (expense):
Interest income	358	885	(527)	(60)%
Interest expense	(3,378)	(4,353)	975	(22)%
Change in fair value of derivative warrants liabilities	1,340	4,040	(2,700)	(67)%
Net loss	$(18,276)	$(28,542)	$10,266	(36)%

Revenue

For the three months ended March 31, 2025, the Company recognized $33,012 of revenue from a project recognized on a net basis.

General and administrative expenses

General and administrative expenses decreased by $45,530 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily related to a decrease in legal fees and professional fees.

Interest income

For the three months ended March 31, 2026 and 2025, the Company earned $358 and $885, respectively, of interest income on cash balances at bank.

Interest expense

For the three months ended March 31, 2026 and 2025, the Company incurred $3,378 and $4,353, respectively, of interest expense on its convertible promissory notes.

Change in fair value of warrants liabilities

The change in fair value of warrant liabilities for the three months ended March 31, 2026 and 2025 of $1,340 and $4,040, respectively, is recognized into other income on the condensed consolidated statement of operations.

Liquidity and Capital Resources

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party and from revenue from customers. The Company had $5,472 in cash, a working capital deficit of $299,776, and an accumulated deficit of $440,748 as of March 31, 2026.

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

Cash flows for the three months ended March 31, 2026 and 2025

The following table summarizes cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(43,241)	$(39,413)
Net cash used in financing activities	$-	$(707)

Cash flows from operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $43,241, primarily related to net loss and a decrease in accounts payable and accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2025 was $39,413, primarily related to net loss for the period and a decrease contract liabilities.

Cash flows from financing activities

Net cash used in financing activities during the three months ended March 31, 2025 was $707, consisting of payment to a related party.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our condensed consolidated financial statements and accompanying notes that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and future periods, if the revision affects both current and future periods.

A summary of our significant accounting policies is included in Note 3, “Summary of significant accounting policies” to the accompanying condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.

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

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must (i) be indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Recently Issued Accounting Standards

The Company is expected to be an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of the Company’s condensed consolidated financial statements to those of other public companies more difficult.

For the impact of recently issued accounting pronouncements on the Company’s condensed consolidated financial statements, see Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 5. Other Information

During the quarter ended March 31, 2026, (i) no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) nor “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Global Gas Corporation Inc. for the quarter ended March 31, 2026, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2026.

GLOBAL GAS CORPORATION

May 14, 2026	By:	/s/ Carter Glatt.
Carter Glatt
Chairman
Principal Executive Officer

May 14, 2026	By:	/s/ Shachi Shah
Shachi Shah
Chief Financial Officer
Principal Accounting and Financial Officer