Form 10-Q
period 2026-06-30
Global Gas Corp
filed 2026-08-13
CIK 1817232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 7,478,256 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 0 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL GAS CORPORATION

i

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$939	$48,713
Prepaid expenses	15,125	6,675
Total Current Assets	16,064	55,388
TOTAL ASSETS	$16,064	$55,388

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$22,843	$46,899
Advances - related party	21,637	-
Convertible promissory notes – related parties	295,441	288,649
Total Current Liabilities	339,921	335,548
Derivative warrant liabilities	40,430	16,170
TOTAL LIABILITIES	380,351	351,718

Commitments and contingencies (Note 9)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 7,478,256 shares issued or outstanding as of June 30, 2026 and December 31, 2025	748	748
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Additional paid-in capital	125,394	125,394
Accumulated deficit	(490,429)	(422,472)
Total Stockholders’ Deficit	(364,287)	(296,330)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,064	$55,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue, net	$-	$-	$-	$33,012

Operating Expenses:
General and administrative	20,684	35,805	37,280	97,931
Loss from operations	(20,684)	(35,805)	(37,280)	(64,919)

Other income (expense), net:
Other income	-	202,173	-	202,173
Interest income	17	874	375	1,759
Interest expense	(3,414)	(3,414)	(6,792)	(7,767)
Change in fair value of derivative warrant liabilities	(25,600)	4,040	(24,260)	8,080
Total other income (expense), net	(28,997)	203,673	(30,677)	204,245
Net Income (Loss)	$(49,681)	$167,868	$(67,957)	$139,326

Weighted average number of Class A common stock outstanding, basic and diluted	7,478,256	6,478,256	7,478,256	6,478,256
Net income (loss) per Class A common stock, basic and diluted	$(0.01)	$0.02	$(0.01)	$0.02
Weighted average number of Class B common stock outstanding, basic and diluted	-	2,700,000	-	2,700,000
Net income per Class B common stock, basic and diluted	$-	$0.02	$-	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Common Stock		Additional		Total
	Class A		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	7,478,256	$748	$125,394	$(422,472)	$(296,330)
Net loss	-	-	-	(18,276)	(18,276)
Balance – March 31, 2026	7,478,256	748	125,394	(440,748)	(314,606)
Net loss	-	-	-	(49,681)	(49,681)
Balance – June 30, 2026	7,478,256	$748	$125,394	$(490,429)	$(364,287)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	6,478,256	$648	2,700,000	$270	$-	$(446,808)	$(445,890)
Stock-based compensation	-	-	-	-	6,526	-	6,526
Net Loss	-	-	-	-	-	(28,542)	(28,542)
Balance – March 31, 2025	6,478,256	648	2,700,000	270	6,526	(475,350)	(467,906)
Stock-based compensation	-	-	-	-	6,598	-	6,598
Net Income	-	-	-	-	-	167,868	167,868
Balance – June 30, 2025	6,478,256	$648	2,700,000	$270	$13,124	$(307,482)	$(293,440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(67,957)	$139,326
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	24,260	(8,080)
Stock - based compensation	-	13,124
Changes in operating assets and liabilities:
Prepaid expenses	(8,450)	(8,102)
Contract liabilities	-	(63,436)
Accrued interest expense – convertible promissory notes – related parties	6,792	-
Accounts payable and accrued expenses	(24,056)	23,868
Accounts payable – related party	-	(124,867)
Net cash used in operating activities	(69,411)	(28,167)

Cash Flows from Financing Activities:
Repayment to related party	-	(2,207)
Advances – related party	21,637	-
Net cash provided by (used in) financing activities	21,637	(2,207)

Net change in cash	(47,774)	(30,374)
Cash, beginning of period	48,713	114,146
Cash, end of period	$939	$83,772

Supplemental Cash flow information:
Taxes paid	-	-

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

2. LIQUIDITY AND GOING CONCERN

Going Concern

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party and from revenue from customers. The Company had $939 in cash, a working capital deficit of $323,857, and an accumulated deficit of $490,429 as of June 30, 2026.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The accompanying condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements as of and for the year ended December 31, 2025 and footnotes thereto filed with the Securities Exchange Commission (“SEC”) on Form 10-K on April 15, 2026.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure volume regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decisionmaker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chairman, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the condensed consolidated statements of operations as net income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash.

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

Cash and cash equivalents

Cash and cash equivalents is comprised of cash in the bank which is subject to an insignificant risk of changes in value. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2026 and December 31, 2025, cash amounted to $939 and $48,713, respectively. There were no cash equivalents at June 30, 2026 and December 31, 2025.

Fair value measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels:

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

Net income (loss) per share

We use the two-class method of computing net income (loss) per share, which is an earnings allocation formula that determines net income (loss) per share for common stock and any participating securities according to dividends declared. Under the two-class method, basic net income (loss) per share is computed by dividing the loss attributable to the Company’s stockholders by the weighted-average number of common stock shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur from share equivalent activity such as equity awards.

Revenue Recognition

The Company generates revenue through the resale of products. The Company considers customer agreements and purchase orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products either upon receipt of the product or as defined in the contract. The Company accounts for revenue on a net basis as an agent. For the three months ended June 30, 2026 and 2025, the Company recognized $0 of revenue on a net basis as it was determined that the Company was acting as an agent in the contract. For the six months ended June 30, 2026 and 2025, the Company recognized $0 and $33,012, respectively, of revenue on a net basis.

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

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes other accounts payable and accrued expenses:

	June 30,	December 31,
	2026	2025
Accounting and consulting	$-	$16,220
Income tax payable	10,622	10,622
Legal fees and other professional services	10,265	18,306
Transaction costs(1)	251	251
Other	1,705	1,500
	$22,843	$46,899

(1)	Accounts payable and accrued expenses assumed in business combination

5. RELATED PARTY TRANSACTIONS

Convertible Promissory Notes – Related Party

On June 21, 2023, the Company entered into an unsecured promissory note (the “Note”) with an affiliate pursuant to which the affiliate agreed to loan the Company at any time on an aggregate principal amount of $250,000 for working capital purposes and to pay expenses related to the Business Combination. The Note was non-interest bearing and was payable on the earlier of the Closing Date or December 31, 2023. The Note was not convertible. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Note”) to (i) fix the principal amount of the Amended Note at $103,950, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Amended Note remains subject to customary events of default, the occurrence of any of which would automatically trigger the unpaid principal and interest balance of the Notes and all other sums payable to become immediately due and payable. As of June 30, 2026 and December 31, 2025, there was $112,105 and $109,528 outstanding under the Amended Note which includes $8,155 and $5,578 of capitalized interest expense, respectively. For the three and six months ended June 30, 2026 and 2025, the Company incurred $1,295 and $1,296 , respectively, and $2,577 and $2,948, respectively of interest expense. The Amended Note is due on demand.

On June 21, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) to the Sponsor, which provided for borrowings from time to time of up to an aggregate of $300,000 that was allowed to be drawn by the Company and used for working capital purposes and to pay expenses related to the Business Combination. The Sponsor Note did not bear interest and was payable on the earlier of December 31, 2023 and the consummation of the Business Combination. On December 5, 2024, the Company and the affiliate entered into an amended agreement (the “Amended Sponsor Note”) to (i) fix the principal amount of the Amended Sponsor Note at $170,000, the amount outstanding as of September 30, 2024; (ii) change the maturity date of the Amended Sponsor Note to March 31, 2025, extendable by written consent of the holder; (iii) include interest of 5% per annum on the unpaid principal balance, payable in kind and non-cash; and (iv) include a conversion feature whereby the holder may elect to convert the principal and accrued interest of such Note into Class A common stock of the Company at $0.15 per share. The Sponsor Note is subject to customary events of default, the occurrence of any of which automatically triggers the unpaid principal balance of the Amended Sponsor Note and all other sums payable with regard to the Amended Sponsor Note to become immediately due and payable. As of June 30, 2026 and December 31, 2025, there was $183,336 and $179,121 outstanding under the Amended Sponsor Note which includes $13,336 and $9,121 of capitalized interest expense, respectively. For the three and six months ended June 30, 2026 and 2025, the Company incurred $2,119, and $2,120, respectively, and $4,215 and $4,821, respectively of interest expense. The Amended Sponsor Note is due on demand.

Issuance of Common Stock to Board of Directors

On August 18, 2025, Global Hydrogen approved and issued a total of 1,000,000 Class A common stock to members of the Board of Directors of the Company under the 2023 Equity Incentive Plan (See Note 6).

Advances – Related Party

During the three and six months ended June 30, 2026, an affiliate of the Company advanced a total of $21,637 to cover operating costs. These amounts are due on demand. At June 30, 2026 and December 31, 2025, the balance of $21,637 and $0, respectively, due to this affiliate is reported in advances – related party on the accompanying condensed consolidated balance sheets.

6. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

Class A Common Stock – The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 7,478,256 shares of Class A common stock issued and outstanding.

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no shares of Class B common stock issued and outstanding.

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

Warrants

As part of the IPO, Dune issued warrants to third party investors where each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the IPO, Dune completed the private placement of 4,850,000 private placement warrants at a price of $1.00 per private placement warrant which allows the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share. At June 30, 2026 and December 31, 2025, there were 8,625,000 Public Warrants and 4,850,000 Private Placement warrants outstanding.

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

Restricted Stock

On December 5, 2024, the Company issued 1,050,000 shares of Class A Common Stock pursuant to the December 2023 Incentive Equity Plan to key team members and advisors. A total of 950,000 shares were immediately vested with a grant date fair value of $142,595 and 100,000 shares vested on June 30, 2025 with a grant date fair value of $15,010.

On August 18, 2025, the Company issued 1,000,000 shares of Class A Common Stock pursuant to the December 2023 Incentive Equity Plan to members of the Board of Directors. All shares were immediately vested with a grant date fair value of $112,100.

7. FAIR VALUE MEASUREMENTS

We account for certain liabilities at fair value and classify these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). There were no assets measured at fair value as of June 30, 2026 and December 31, 2025.

Liabilities subject to fair value measurements are as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$25,880	$-	$-	$25,880
Derivative warrant liabilities – private placement	14,550	-	-	14,550
Total liabilities	$40,430	$-	$-	$40,430

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative warrant liabilities – public	$10,350	$-	$-	$10,350
Derivative warrant liabilities – private placement	5,820	-	-	5,820
Total liabilities	$16,170	$-	$-	$16,170

Warrant liabilities

The public warrants are separately listed and traded in an active market and have been measured at fair value utilizing their listed trading price. The estimated fair value of private placement warrants as of June 30, 2026 and December 31, 2025 was based on the fair value of the public warrants.

For the three months ended June 30, 2026 and 2025, the Company recognized expense and income, respectively, from the increase and decrease, respectively, in the fair value of liabilities of $25,600 and $4,040, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recognized expense and income, respectively, the increase and decrease, respectively, in the fair value of liabilities of $24,260 and $8,080, respectively, presented as a change in fair value of derivative warrant liabilities in the accompanying condensed consolidated statements of operations.

8. STOCK BASED COMPENSATION

Restricted Stock Grants

For the three and six months ended June 30, 2026 and 2025, $0 and $6,598, and $0 and $13,124, respectively, of stock-based compensation was expensed and included in general and administrative expenses on the accompanying condensed consolidated statements of operations. The restricted stock was valued based on the fair value of the stock on grant date. At June 30, 2026, there was no remaining unrecognized stock-based compensation expense.

The following table summarizes our restricted stock activity for the six months ended June 30, 2026 and the year ended December 31, 2025:

Six Months Ended June 30,
2026
Balance at beginning of period	2,050,000
Granted	—
Expired / Cancelled	—
Released	—
Balance at end of period	2,050,000

Year ended December 31,
2025
Balance at beginning of period	1,050,000
Granted	1,000,000
Expired / Cancelled	—
Released	—
Balance at end of period	2,050,000

9. COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company may become involved in various lawsuits and legal proceedings in the future. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company. The Company is not currently involved in any lawsuits.

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

10. SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 13, 2026 which represents the date the condensed consolidated financial statements were available to be issued, and no events have occurred through that date that would impact the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 and our audited financial statements as of the year ended December 31, 2025, included in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include those identified below, those identified in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our” and “the Company” generally refer to Global Hydrogen in in the present tense or Global Gas from and after the Business Combination.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “estimate,” “expects,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “shall,” “seek,” “result,” “become,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean a statement is not forward looking. Indications of, and guidance or outlook on, future earnings, dividends or financial position or performance are also forward looking statements. These forward-looking statements include, but are not limited to: (1) references with respect to the anticipated benefits of the proposed Business Combination and anticipated closing timing; (2) the anticipated capitalization and enterprise value of the combined company following the consummation of the proposed Business Combination; (3) current and future potential commercial and customer relationships; and (4) anticipated demand for New Global’s product and service offerings.

These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially, and potentially adversely, from those expressed or implied in the forward-looking statements. Most forward-looking statements are predictions or projections of future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Most of these factors are outside the Company’s control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (i) risks relating to the uncertainty of the projected financial information with respect to Global Hydrogen; (ii) risks relating to Global Hydrogen’s operations and business, including its ability to financing, hire employees, secure supplier, customer and other commercial contracts, obtain licenses and information technology and protect itself against cybersecurity risks; (iii) intense competition and competitive pressures from other companies worldwide in the industries in which it operates; (iv) litigation and the ability to adequately protect its intellectual property rights; (v) changes in applicable laws or regulations; and (vi) the possibility that Global Hydrogen may be adversely affected by other economic, business and/or competitive factors.

These forward-looking statements should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this report. Accordingly, undue reliance should not be placed upon the forward-looking statements.

Overview

Global Gas Corporation is a nascent pure-play hydrogen and carbon recovery project developer and industrial gas supplier that has commenced initial operations and is building a growing project development pipeline. Potential projects are added to the project development pipeline only after Global Hydrogen has met with the potential customer, discussed the scope of the project and discussed the project’s feasibility, preliminary sizing and design. Since its inception, Global Hydrogen has worked to establish relationships in the form of channel checks with nonexclusive independent equipment suppliers and discussions with vendors. As we expand our operations, we intend to offer potential customers reliable, low-carbon and clean hydrogen, pure carbon dioxide, and other gases generated from a variety of feedstocks. We intend for our operations to include (i) the sourcing, identification, evaluation and vetting of offtake customers seeking to purchase industrial gases, (ii) the securing of local feedstocks, equipment, and utilities, (iii) the planning and management of projects and (iv) the structuring and financing of our projects. We intend to offer our customers attractive pricing as we select and secure local, often waste, feedstock, and plan to deploy established industrial gas generation, storage, compression, and dispensing technologies in our projects. On each planned project, we seek to sell multiple gas products, sourced from a single feedstock, for offtake to customers. We also intend to utilize and bring to market secondary offtake products such as oxygen. Global Hydrogen is currently a minority-owned business and we are targeting both privately- and publicly-funded hydrogen development and selected carbon recovery projects, including projects supported by local, county, state, and national-level governments in North America, Western Europe, and Great Britain.

In selecting feedstock to generate industrial gases, we will primarily target renewable waste and will need to seek arrangements with owners of renewable waste feedstock, such as wastewater treatment plants, landfills, food waste processing facilities, and agricultural farms, to access their renewable waste feedstock. In addition to generating industrial gases from renewable waste feedstock, we plan to generate gases from non-renewable sources including pipeline natural gas. We will need to seek arrangements with owners of such non-renewable feedstocks. On projects where a non-renewable feedstock is used to generate gas output, energy source is used, as well as on selected other projects where such technology is required to produce clean hydrogen, we may deploy carbon recovery technology — more commonly known as carbon capture technology.

On the hydrogen side, we seek to serve traditional industrial gas customers, and are particularly focused on plans to serve the rapidly growing hydrogen-as-energy-carrier market, comprising heavy duty hauling transportation operators such as transit bus agencies, long haul truck operators, truck leasing operators, and refuse collection truck operators, many of whom are considering deploying hydrogen fuel cell power train vehicles to decarbonize their fleets which currently runs almost exclusively on diesel. On the carbon dioxide side, we target both traditional industrial users of the gas, including food & beverage grade users such as brewers and beverage bottlers requiring carbonation, as well as emerging users such as the producers of green building materials.

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

Results of Operations

The following tables sets forth our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, and the dollar and percentage change between the two periods:

	For the Three Months Ended June 30,
	2026	2025	Change	Change
Revenue, net	$-	$-	$-	NM*

Costs and expenses:
General and administrative	20,684	35,805	(15,121)	(42)%
Total costs and expenses	20,684	35,805	(15,121)	(42)%
Operating loss	(20,684)	(35,805)	15,121	(42)%

Other income (expense):
Other income	-	202,173	(202,173)	(100)%
Interest income	17	874	(857)	(98)%
Interest expense	(3,414)	(3,414)	-	-
Change in fair value of derivative warrants liabilities	(25,600)	4,040	(29,640)	(734)%
Net income (loss)	$(49,681)	$167,868	$(217,549)	(130)%

	For the Six Months Ended June 30,
	2026	2025	Change	Change

Revenue, net	$-	$33,012	$(33,012)	(100)%

Costs and expenses:
General and administrative	37,280	97,931	(60,651)	(62)%
Total costs and expenses	37,280	97,931	(60,651)	(62)%
Operating loss	(37,280)	(64,919)	27,639	(43)%

Other income (expense):
Other income	-	202,173	(202,173)	(100)%
Interest income	375	1,759	(1,384)	(79)%
Interest expense	(6,792)	(7,767)	975	(13)%
Change in fair value of derivative warrants liabilities	(24,260)	8,080	(32,340)	(400)%
Net income (loss)	$(67,957)	$139,326	$(207,283)	(149)%

Revenue

For the six months ended June 30, 2025, the Company recognized $33,012 of revenue from a project recognized on a net basis.

General and administrative expenses

General and administrative expenses decreased by $15,121 and $60,651 for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively, primarily related to a decrease in legal fees and professional fees.

Other income

During the three and six months ended June, 30, 2025, the Company received a refund of Delaware franchise taxes overpaid in 2023 of $202,173.

Interest income

For the three months ended June 30, 2026 and 2025, the Company earned $17 and $874, respectively, of interest income on cash balances at bank, and $375 and $1,759, respectively, for the six months ended June 30, 2026 and 2025.

Interest expense

For the three months ended June 30, 2026 and 2025, the Company incurred $3,414 of interest expense on its convertible promissory notes, and $6,792 and $7,767, respectively, for the six months ended June 30, 2026 and 2025.

Change in fair value of warrants liabilities

The change in fair value of warrant liabilities for the three months ended June 30, 2026 and 2025 of $25,600 and $4,040, respectively, and for the six months ended June 30, 2026 and 2025 of $24,260 and $8,080, respectively, is recognized into other income (expense) on the condensed consolidated statement of operations.

Liquidity and Capital Resources

Since inception, the Company’s primary sources of liquidity have been cash flows from contributions from a member and a related party and from revenue from customers. The Company had $939 in cash, a working capital deficit of $323,857, and an accumulated deficit of $490,429 as of June 30, 2026.

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

Cash flows for the six months ended June 30, 2026 and 2025

The following table summarizes cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(69,411)	$(28,167)
Net cash provided by (used in) financing activities	$21,637	$(2,207)

Cash flows from operating activities

Net cash used in operating activities for the six months ended June 30, 2026 was $69,411, primarily related to net loss and a decrease in accounts payable and accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2025 was $28,167, primarily related to a decrease contract liabilities and a decrease in accounts payables - related party, offset by net income for the period.

Cash flows from financing activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $21,637, consisting of payment made on behalf of the Company by a related party.

Net cash used in financing activities during the six months ended June 30, 2025 was $2,207, consisting of payment to a related party.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Global Gas Corporation Inc. for the quarter ended June 30, 2026, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August, 2026.

GLOBAL GAS CORPORATION

August 13, 2026	By:	/s/ Carter Glatt.
Carter Glatt
Chairman
Principal Executive Officer

August 13, 2026	By:	/s/ Shachi Shah
Shachi Shah
Chief Financial Officer
Principal Accounting and Financial Officer